Form 10-Q
period 1998-03-31
CDNOW INC
filed 1998-05-15
CIK 1050372

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from    ______________ to ___________


          COMMISSION FILE NUMBER:              0-23753


                                  CDNOW, INC.
            (Exact name of registrant as specified in its charter)


          PENNSYLVANIA                                   23-2813867
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation of organization)

        610 OLD YORK ROAD, SUITE 300, JENKINTOWN, PENNSYLVANIA,   19046
             (Address of principal executive offices and Zip Code)

                               (215) - 517 - 7325
              (Registrant's telephone number, including area code)


                            _______________________________
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES [x]   NO [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock,  No Par Value - 16,006,302 Shares Outstanding (May 11, 1998)

                                  CDNOW, INC.


                                     INDEX

                                                                                            PAGE
PART I -  FINANCIAL INFORMATION

  ITEM 1.   FINANCIAL STATEMENTS

          Unaudited Consolidated Balance Sheets as of March 31, 1998 and
          December 31, 1997.................................................................  1

          Unaudited Consolidated Statements of Operations for the three months ended March 31, 1998 and 1997.....................................................  2

          Unaudited Consolidated Statements of Cash Flows for the three months ended
          March 31, 1998 and 1997...........................................................  3

          Notes to Unaudited Financial Statements...........................................  4

  ITEM 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................................  6

PART II -

  ITEM 1    Legal Proceedings............................................................... 12

  ITEM 2    Changes in Securities and Use of Proceeds....................................... 12

  ITEM 3    Defaults Upon Senior Securities................................................. 13

  ITEM 4    Submission of Matters to a Vote of Security Holders............................. 13

  ITEM 5    Other Information............................................................... 13

  ITEM 6    Exhibits and Reports on Form 8-K................................................ 14

SIGNATURES.................................................................................. 15

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  CDNOW, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                               MARCH 31,    DECEMBER 31,
                                                                                 1998           1997
                                                                             -------------  -------------
                                ASSETS
Current assets:
  Cash and cash equivalents...........................................       $ 60,521,171   $ 10,686,001
  Short-term investments..............................................                 --      1,003,045
  Accounts receivable, net of reserve of $77,000 and $89,564..........            564,967        324,411
  Prepaid expenses and other..........................................          2,508,313      2,457,958
                                                                             ------------   ------------
       Total current assets...........................................         63,594,451     14,471,415

PROPERTY AND EQUIPMENT, NET...........................................          2,528,473      1,884,296
OTHER ASSETS..........................................................            104,830         92,714
                                                                             ------------   ------------
                                                                             $ 66,227,754   $ 16,448,425
                                                                             ============   ============
     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable                                                              $        --    $  5,575,288
  Current portion of term loans payable                                            58,551         54,091
  Current portion of capitalized lease obligations                                376,535        307,471
  Accounts payable                                                              5,873,430      8,981,430
  Accrued expenses                                                              1,020,122        579,413
  Deferred revenues                                                               124,315        188,466
  Advances due to related parties                                                      --          3,261
                                                                             ------------   ------------
       Total current liabilities                                                7,452,953     15,689,420
                                                                             ------------   ------------
TERM LOANS PAYABLE                                                                117,941        136,293
                                                                             ------------   ------------
CAPITALIZED LEASE OBLIGATIONS                                                     866,571        825,851
                                                                             ------------   ------------
DEFERRED RENT LIABILITY                                                           101,300         56,717
                                                                             ------------   ------------
REDEEMABLE SERIES A AND B CONVERTIBLE
 PREFERRED STOCK......................................................                 --      9,492,594
                                                                             ------------   ------------
COMMITMENTS AND CONTINGENCIES.........................................
SHAREHOLDERS' EQUITY (DEFICIT):.......................................
  Preferred stock, no par value, 20,000,000 shares authorized, 254,582
       Redeemable Series A Convertible and 1,605,505 Redeemable
       Series B Convertible shares issued and outstanding at December 31,
       1997                                                                            --             --
  Common stock, no par value, 50,000,000 shares authorized, 16,006,302
       and 7,845,684 shares issued and outstanding                             77,265,547        579,549
  Additional paid-in capital                                                    1,325,817      1,325,817
  Deferred compensation                                                          (365,600)      (434,776)
  Accumulated deficit                                                         (20,536,775)   (11,223,040)
                                                                             ------------   ------------
  Total shareholders' equity (deficit)                                         57,688,989     (9,752,450)
                                                                             ------------   ------------
                                                                             $ 66,227,754   $ 16,448,425
                                                                             ============   ============

       The accompanying notes are an integral part of these statements.

                                  CDNOW, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                    Three Months Ended
                                                                         March 31
                                                                     1998         1997
                                                                 ------------  -----------
NET SALES....................................................... $10,013,889   $2,581,578
COST OF SALES...................................................   8,554,549    2,049,541
                                                                 -----------   ----------
  Gross profit..................................................   1,459,340      532,037
                                                                 -----------   ----------

OPERATING EXPENSES:
  Operating and development.....................................   1,081,049      321,128
  Sales and marketing...........................................   8,785,724      417,302
  General and administrative....................................     850,285      339,303
                                                                 -----------   ----------
                                                                  10,717,058    1,077,733
                                                                 -----------   ----------
  Operating Loss................................................  (9,257,718)    (545,696)
INTEREST INCOME.................................................     506,039        1,390
INTEREST EXPENSE................................................    (446,514)          --
                                                                 -----------   ----------
NET LOSS........................................................  (9,198,193)    (544,306)
ACCRETION OF PREFERRED STOCK TO REDEMPTION VALUE................    (115,542)          --
                                                                 -----------   ----------
Net Loss Applicable to Common Shareholders...................... $(9,313,735)  $ (544,306)
                                                                 ===========   ==========
Net Loss Per Common Share....................................... $     (0.78)  $    (0.07)
                                                                 ===========   ==========
Weighted Average Number of Common Shares Outstanding............  12,015,090    7,845,684
                                                                 ===========   ==========

       The accompanying notes are an integral part of these statements.

                                  CDNOW, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31
                                                                                          1998          1997
                                                                                      -------------  ----------
OPERATING ACTIVITIES:
  Net loss..........................................................................  $ (9,198,193)  $(544,306)
  Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities--
    Depreciation and amortization...................................................       517,408      51,000
    Provision for returns and doubtful accounts.....................................        91,564          --
    Increase in operating assets and liabilities--
       Accounts receivable..........................................................      (332,120)    (18,320)
       Prepaid expenses and other...................................................       (62,471)      1,343
       Accounts payable.............................................................    (3,108,000)    252,886
       Accrued expenses.............................................................       440,709          --
       Deferred revenue.............................................................       (64,151)      3,857
       Deferred rent liability......................................................        44,583     (18,183)
                                                                                      ------------   ---------
       Net cash used in operating activities........................................   (11,670,671)   (271,723)
                                                                                      ------------   ---------
INVESTING ACTIVITIES:
  Sales and maturities of short-term investments....................................     1,003,045     248,097
  Purchases of property and equipment...............................................      (713,786)   (218,794)
                                                                                      ------------   ---------
     Net cash provided by investing activities......................................       289,259      29,303
                                                                                      ------------   ---------
FINANCING ACTIVITIES:
  Borrowings on term loans payable..................................................            --     147,286
  Payments on term loans payable....................................................       (13,892)         --
  Borrowings on notes payable.......................................................            --      57,500
  Proceeds from repayment of issuance of Series A Notes and warrants................    (5,777,500)         --
  Proceeds from repayment of advances due to related parties........................        (3,261)         --
  Payments on capitalized lease obligations.........................................       (66,267)     (8,985)
  Proceeds from issuance of Common stock, net.......................................    67,077,862          --
                                                                                      ------------   ---------
     Net cash provided by financing activities......................................    61,216,582     195,801
                                                                                      ------------   ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....................................    49,835,120     (46,619)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD......................................    10,686,001     775,865
                                                                                      ------------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD............................................  $ 60,521,171   $ 729,246
                                                                                      ============   =========

        The accompanying notes are an integral part of these statements

CDNOW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1   BASIS OF PRESENTATION

The consolidated financial statements of CDnow, Inc. and its subsidiaries (the "Company") included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the three month period ended March 31, 1998. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the prospectus (the "Prospectus") which is part of the Company's Registration Statement on Form S-1 (File No. 333-52367).

The interim operating results of the Company may not be indicative of operating results for the full year.

2.  THE COMPANY:

CDnow, Inc. and Subsidiaries (the "Company") is an online retailer of compact discs ("CDS") and other music-related products. The Company strives to combine the advantages of online commerce with superior customer focus in order to be the authoritative source for CDS and other music-related products. The Company contracts with outside warehouses for fulfillment services to deliver products to customers and, therefore, the Company maintains no inventories.

Since inception (February 12, 1994), the Company has incurred significant losses, and as of December 31, 1997 had accumulated losses of $22.0 million.
For the year ended December 31, 1997, and the three months ended March 31, 1998, the Company's net loss was $10.7 million and $9.2 million, respectively. The Company intends to invest heavily in marketing and promotion, strategic alliances, Web site development and technology, and development of its administration organization. As a result, the Company believes that it will incur substantial operating losses for the foreseeable future, and that the rate at which such losses will be incurred may increase significantly from current levels. Because the Company has relatively low product gross margins, achieving profitability given planned investment levels depends upon the Company's ability to generate and sustain substantially increased revenue levels. There can be no assurance that the Company will be able to generate sufficient revenues to achieve or sustain profitability in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Prospectus.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of CDnow, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Management's Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Common Share

The Company has presented net loss per share for the three months ended March 31, 1997 and 1998 pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" and the Securities and Exchange Commission Staff Accounting Bulletin No. 98.

Basic loss per share was computed by dividing net loss applicable to common shareholders by the weighted average number of shares of Common stock outstanding during the three months ended March 31, 1997 and 1998. Diluted loss per share has not been presented, since the impact on loss per share using the treasury stock method is anti-dilutive due to the Company's losses.

Cash and Cash Equivalents

For the purposes of the consolidated statements of cash flows, the Company considers investment instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents are comprised of investments in money market funds, government mortgage backed bonds and highly rated corporate securities.

Revenue Recognition

Net sales, which consist primarily of recorded music sold via the Internet, include outbound shipping and handling charges and are recognized when the products are shipped. The Company records a reserve for estimated returns, which is based on historical return rates.

Operating and Development Expenses

Operating and development expenses consist principally of payroll and related expenses for product management, development, editorial, and network operations personnel and consultants and expenses for systems and telecommunications infrastructure.

Advertising Expense

Advertising costs are included in sales and marketing expenses and are charged to expense as incurred. Such costs were $131,851 and $7,327,900 for the three months ended March 31, 1997 and 1998, respectively. The Company gives merchandise credit to the providers of various small Web sites through its Cosmic Credit Program. Expenses related to this program are included in sales and marketing expenses and, to date, have been immaterial. The Company estimates the amount of unused credits and includes this amount in accrued expenses.

Initial Public Offering

On February 13, 1998 the Company consummated an initial public offering of its Common stock. The Company sold 4,561,250 shares of its Common stock, no par value, at an initial public offering price of $16.00 per share. After deducting the underwriters' discounts and commissions and other offering expenses, the net proceeds to the Company were $67,077,862.

Comprehensive Income

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company has adopted SFAS 130 in 1998. There are no other comprehensive income items for the three months ended March 31, 1997 and 1998, and accordingly this adoption has no impact on the financial results of the Company for the three months ended March 31, 1997 and 1998.

Commitments and Contingencies
-----------------------------

Yahoo Agreement. In August 1997, the Company entered into an agreement with Yahoo! Inc. (the "Yahoo Agreement"), pursuant to which the Company was granted exclusively on music-related pages on the www.yahoo.com Web site. The Yahoo Agreement consists of two one-year terms. The initial term began on October 1997 and will expire on October 5, 1998. The Company can terminate the contract after the first year by providing Yahoo with notice, as defined, and paying a termination fee. During the first one-year term, the Company is required to pay Yahoo $3,900,000 (of which $1,825,000 was through March 31, 1998) in exchange for a specified number of page views. The Company expects to amortize the costs associated with the Yahoo Agreement over the contract term, with the amortization method primarily based on the rate of delivery of a guaranteed number of impressions to be received during the contract term. In connection with the Yahoo Agreement, the Company paid Yahoo an additional $600,000 for advertising in August and September 1997, which amount was charged to expense.

Excite Agreement. On September 30, 1997, the Company entered into a two-year agreement with Excite, Inc. (the "Excite Agreement"), pursuant to which the Company became the exclusive retail music store sponsor of the WebCrawler.com Web site. The Excite Agreement requires the Company to pay Excite a set-up fee, an annual exclusivity fee and an annual sponsorship fee for ongoing programming, links, placements, advertisements and promotions. The Company has agreed to pay Excite a minimum of $4,500,000 over the contract term, of which $1,500,000 was paid through March 31, 1998 and an additional $1,125,000 will be paid in 1998 and $1,875,000 will be paid in 1999. The Company expects to amortize the costs associated with the Excite Agreement over the contract term, with the amortization method primarily based on the rate of the delivery of a guaranteed number of impressions to be received during the contract term.

Lycos Agreement. On March 26, 1998, the Company entered into an agreement with Lycos, Inc. (the "Lycos Agreement"), pursuant to which the Company became the exclusive retail music store sponsor of the www.Lycos.com and www.Tripod.com Web sites. The Lycos Agreement has a term of three years which will commence on the launch date, as defined. The Company has agreed to pay Lycos $4,500,000, $5,500,000 and $6,500,000 during the first, second and third years, respectively of the contract term in exchange for a specified number of page views. In addition, the Company has committed to issue 61,665 shares (the "Lycos Shares") of common stock to Lycos. The Lycos Shares vest as Lycos delivers certain required minimum page views, as defined. The Company has the right to repurchase any of the Lycos shares that do not become vested at a price of $0.01 per share. The Company will measure the stock granted as its vests. If Lycos is unable to deliver a number of guaranteed minimum impressions the Company will not be required to make all of the minimum payments and all the Lycos shares may not vest. The Company expects to amortize the costs associated with the Lycos Agreement over the contract term, with amortization method primarily based on the rate of delivery of a guaranteed number of impressions to be received during the contract term.

Lycos Bertelsmann Agreement. On April 2, 1998, the Company entered into an agreement with Lycos Bertelsmann GMBH & Co. KG (the "Lycos Bertelsmann Agreement"), pursuant to which the Company became the exclusive music retailer on certain Lycos branded Web services, as defined, in Europe. The Lycos Bertelsmann Agreement has a three year term which will commence on the launch date, as defined. The Company has agreed to pay Lycos Bertelsmann $1,420,000, $1,880,000 and $2,200,000 during the first, second and third years of the contract term. The Company expects to amortize the costs associated with the Lycos Bertelsmann Agreement over the contract term, with the amortization method primarily based on the rate of delivery of a guaranteed number of impressions to be received during the contract term.

Other Agreements. On January 5, 1998 the Company entered into a strategic alliance with GeoCities pursuant to which the Company has been designated as the exclusive music retailer as well as one of four key commerce partners that will occupy a premier position on certain pages of the GeoCities Web site. The Company has committed to make payments under advertising and linking agreements with Rolling Stone Network, America Online with respect to the Love@AOL service, and with certain other parties and has expanded its agreement with Yahoo. The Company's aggregate commitment under these arrangements, together with certain other advertising commitments, is approximately $6,170,000, $2,927,000, $2,435,000 and $766,000 in the remaining nine months of 1998, and in the years ending

December 31, 1999, 2000 and 2001, respectively.

General. Many of the Company's agreements, including the Yahoo, Excite, and Lycos Bertelsmann Agreements contain provisions which may require additional payments to be made by the Company based on factors such as click-throughs and new customers generated. No such payments have been incurred to date. Such payments will be expenses as incurred. The Company will continue to evaluate the realizability of assets recorded, if any, related to the Yahoo, Excite, Lycos, Lycos Bertelsmann and other agreements, and, if necessary, write down the assets to realizable value.

Safe Harbor for Forward-Looking Statements
------------------------------------------
From time-to-time, the Company may publish statements which are not historical fact, but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical and anticipated results or other expectations expressed in the Company's forward-looking statements. Such forward-looking statements may be identified by the use of certain forward-looking terminology, such as "may," will," "expect," "anticipate", "intend," "estimate," "believe," "goal," or "continue," or comparable terminology that involves risks or uncertainties. Actual future results and trends may differ materially from historical results of those anticipated depending on a variety of factors, including, but not limited to those set forth under "Overview" and "Liquidity and Capital Resources" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations and in the "Risk Factors" section of the Company's final prospectus dated February 13, 1998 as filed with the Securities and Exchange Commission ("SEC"). Particular attention should be paid to the cautionary statements involving the Company's limited operating history, the unpredictability of its future revenues, the unpredictable and evolving nature of its key markets, the intensely competitive online commerce and entertainment environments, the Company's dependence on its strategic alliances and key suppliers and distributors, and the risks associated with capacity constraints, systems development, relationships with artists, and the management of growth. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time-to-time with the SEC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


   This report contains, in addition to historical information, statements by the Company with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management's current views and are based on certain assumptions. Actual results could differ materially from those currently anticipated as a result of a number of factors, including, but not limited to, those matters discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

OVERVIEW

CDnow is the leading online retailer of CDs and other music-related products. Its early entrance into the online music retailing industry has helped the Company gain a well-recognized brand a large customer base. The Company strives to combine the advantages of online commerce with superior customer focus in order to be the authoritative source for CDS and other music-related products. CDnow offers broad selection, informative content, easy-to-use navigation and search capabilities, a high level of customer service, competitive pricing and personalized communication. Due to the Company's dedicated retail focus, revenues are almost entirely derived from the sale of pre-recorded music and related products, drawing from its comprehensive selection of over 250,000 items. The Company does not seek to generate advertising or other ancillary revenues.

CDnow has grown rapidly since its inception in 1994. Of the 432,000 customers who have made purchases since inception through March 31, 1998, 135,000 made their initial purchases during the three month period ending March 31, 1998. Average daily visits to the CDnow store have grown from approximately 12,000 in January 1996 to approximately 165,000 in March 1998. The Company's net sales grew to $10.0 million in the first quarter of 1998 compared to $7.9 million and $2.6 million in the fourth and first quarters of 1997, respectively. The Company has also generated significant customer loyalty. Despite the Company's rapid acquisition of new customers, repeat customers accounted for approximately 51% of net sales in the first quarter of 1998.

The Company believes that the key factors affecting its long-term financial success include its ability to obtain new customers at reasonable costs, retain customers and encourage repeat purchases. The Company seeks to expand its customer base through multiple marketing channels which include (i) pursuing an aggressive marketing campaign using a combination of online and traditional marketing, (ii) establishing strategic alliances with major Internet content and service providers, (iii) entering into linking arrangements with other Web sites as part of its Cosmic Credit Program, and (iv) using direct marketing techniques to target new and existing customers with personalized communications. The Company entered into strategic alliances with Yahoo!, Excite and GeoCities in August 1997, September 1997 and January 1998, respectively, and has accelerated its marketing campaign since the Company's initial public offering in February 1998 by expanding its relationship with Yahoo! and entering into additional alliances with Lycos, Lycos Bertelsmann and Rolling Stone Network.

Since its inception, the Company has incurred significant net losses and, as of March 31, 1998, had accumulated losses of $22.0 million. As it seeks to expand aggressively, the Company believes that its operating expenses will significantly increase as a result of the financial commitments related to the development of marketing channels, future strategic relationships, and improvements to its Web site and other capital expenditures. The Company expects that it will continue to incur losses and generate negative cash flow from operations for the foreseeable future as it continues to develop its business. Since the Company has relatively low product gross margins, the ability of the Company to generate and enhance profitability depends upon its ability to substantially increase its net sales. To the extent that significantly higher net sales do not result from the Company's marketing efforts, the Company will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of CDS and other music-related products to achieve or maintain profitability on a quarterly or annual basis.

For the quarter ended March 31, 1998 and the year ended December 31, 1997, international sales accounted for approximately 21% and 29%, respectively, of net sales. While the Company expects that net sales from international markets will continue to represent a significant portion of net sales, the Company believes that the percentage of its net sales from international markets may decrease in future periods due to the substantial increase in the Company's domestic marketing and advertising expenditures.

The Company's business started as a sole proprietorship in February 1994. The Company, which was incorporated in April 1995, was taxed as an S-corporation until December 6, 1996 and has been taxed as a C-corporation since such date.

RESULTS OF OPERATIONS

The following table sets forth statement of operations data as a percentage of net sales for the periods indicated:

                                                         THREE MONTHS
                                                            ENDED
                                                          MARCH 31,
                                                       ----------------
                                                        1998     1997
                                                       -------  -------
               Net Sales............................    100.0%   100.0%
               Cost of sales........................     85.4     79.4
                 Gross profit.......................     14.6     20.6
                                                       ------   ------
               Operating Expenses:
                 Operating and development............   10.8     12.4
                 Sales and marketing..................   87.7     16.2
                 General and administrative...........    8.5     13.1
                                                       ------   ------
                 Total operating expense..............  107.0     41.7
                                                       ------   ------
                 Operating loss.......................  (92.4)   (21.1)
               Interest income (expense), net.......      0.5       --
                                                       ------   ------
               Net loss.............................    (91.9)%  (21.1)%
                                                       ======   ======

Beginning in 1998, the Company determined to include royalties paid on CD sales in return for licensing of ratings, reviews and other information ("Information Royalties") in operating and development expenses rather than in cost of sales, as was previously the case. This change was made based on management's determination that including Information Royalties in operating and development expense was more consistent with the treatment of such expenses by retailers generally. The financial information in this Form 10-Q related to the Company's results of operations for periods prior to 1998 has been restated to reflect this change. Information Royalties were $146,200, $225,737, $52,027, and $49,140 during the years ended December 31, 1996 and 1997 and the three months ended March 31, 1997 and 1998, respectively. There were no Information Royalties paid in 1995. If Information Royalties were included in cost of sales, gross profit margins would have been 14.9%, 16.2%, 18.6%, and 14.1% during the years ended December 31, 1996 and 1997 and the three months ended March 31, 1997 and 1998, respectively.

QUARTER ENDED MARCH 31, 1998 COMPARED TO THE QUARTER ENDED MARCH 31, 1997

Net Sales. Net sales primarily reflect the sales of CDS and related merchandise, net of estimated returns, and include outbound shipping and handling charges. Net sales increased by $7.4 million, or 288%, to $10.0 million for the quarter ended March 31, 1998 compared to $2.6 million for the quarter ended March 31, 1997. Net sales increased by $2.1 million, or 26%, compared to $7.9 million for the quarter ended December 31, 1997. The increase from prior periods is attributable to continued growth of the Company's customer base and repeat purchases from existing customers. Net sales were favorably affected by increased advertising and promotional activities, including the Company's Grammy

Awards promotion and March 1998 storewide sale, as well as the continued implementation of its strategic alliances. In the quarter ended March 31, 1998, the Company added approximately 135,000 new customers, bringing the total number of customers since inception to 432,000 from 296,000 and 113,000 at December 31, 1997 and March 31, 1997, respectively. International sales represented 21% and 35% of net sales for the quarters ended March 31, 1998 and March 31, 1997, respectively. The Company believes that the decrease in international sales as a percentage of net sales is due to a proportionally larger increase in domestic sales resulting from the substantial increase in domestic marketing and advertising expenditures. Nevertheless, international sales increased to $2.1 million for the quarter ended March 31, 1998 from $2.0 million and $914,000 in the quarters ended December 31, 1997 and March 31, 1997, respectively.

Cost of sales. Cost of sales consists primarily of the cost of merchandise sold to customers, including product fulfillment and outbound shipping and handling. Cost of sales also includes fees charged by credit card processors. Cost of sales increased by $6.5 million, or 317%, to $8.6 million for the quarter ended March 31, 1998 compared to $2.1 million for the quarter ended March 31, 1997. Cost of sales increased by $1.8 million, or 27%, compared to $6.7 million for the quarter ended December 31, 1997. The Company's gross profit margin decreased to 14.6% for the quarter ended March 31, 1998 compared to 14.9% and 20.6% for the quarters ended December 31, 1997 and March 31, 1997, respectively. The decline in gross margin was attributable to increased sales discounts offered by the Company in connection with its Grammy Awards promotion and March 1998 storewide sale. The decrease also resulted from more aggressive pricing of recent releases and popular titles.

Operating and Development Expense. Operating and development expense consists primarily of payroll and related expenses for store management, design, development and network operations personnel, systems and telecommunications, infrastructure, and royalties paid by the Company on CD sales in return for licensing of ratings, reviews, sound samples and other information. Store development costs are charged to expense as incurred. Operating and development expense increased by $759,000, or 236%, to $1.1 million for the quarter ended March 31, 1998 compared to $322,000 for the quarter ended March 31, 1997. Operating and development expense for the quarter ended March 31, 1998 remained relatively constant compared to the quarter ended December 31, 1997. This increase, as compared to the quarter ended March 31, 1997, is attributable to increased staffing and associated cost related to enhancing the features and functionality of the Company's Web site and transaction-processing systems, as well as increased investment in store content, systems and telecommunications infrastructure. As a percentage of net sales, operating and development expense decreased to 10.8% for the quarter ended March 31, 1998 compared to 13.9% and 12.4% for the quarters ended December 31, 1997 and March 31, 1997, respectively, as operating and development expenses were spread over a larger revenue base.

Sales and Marketing Expense. Sales and marketing expense consists primarily of payments related to advertising, promotion and strategic alliances as well as payroll and related expenses for personnel engaged in marketing, selling and customer service activities. Sales and marketing expense increased by $8.4 million to $8.8 million for the quarter ended March 31, 1998 compared to $417,000 for the quarter ended March 31, 1997. Sales and marketing expense increased by $3.0 million, or 52%, compared to $5.8 million for the quarter ended December 31, 1997. As a percentage of net sales, sales and marketing expense grew to 87.7% for the quarter ended March 31, 1998 compared to 73.0% and 16.2% for the quarters ended December 31, 1997 and March 31, 1997, respectively. This increase in both absolute dollars and as a percentage of net sales was primarily attributable to increased online and traditional advertising, including advertising costs incurred in connection with the Company's Grammy Awards and American Music Awards promotions, costs associated with the Company's strategic alliances, and promotional and public relations expenditures. The Company increased its advertising expense to $7.3 million for the quarter ended March 31, 1998 compared to $4.7 million and $132,000 for the quarters ended December 31, 1997 and March 31, 1997, respectively. In addition, the Company incurred increased staffing and related costs in connection with the implementation of its marketing strategy and customer service activities necessary to support its increased customer base. The Company expects the dollar amount of sales and marketing expense generally, and advertising expense in particular, to continue to increase significantly in future periods. While the Company is hopeful that its net sales will also increase in future periods so that its sales and marketing expense will not continue to represent an increasing percentage of net sales, the Company is not able to predict whether its net sales will increase by a sufficient amount for this to occur. No assurance can be given that the Company will achieve increased net sales or that sales and marketing expense will not continue to increase as a percentage of net sales.

General and Administrative Expense. General and administrative expense consists of payroll and related expenses for executive, accounting and administrative personnel, insurance, professional fees and other general corporate expenses. General and administrative expense increased by $511,000 or 151%, to $850,000 for the quarter ended March 31, 1998 compared to $339,000 for the quarter ended March 31, 1997 and increased by $163,000, or 24%, compared to $687,000 for the quarter ended December 31, 1997. The increase in general and administrative expense was primarily due to the hiring of additional personnel and increases in professional fees, as well as the costs associated with becoming a public company. As a percentage of net sales, general and administrative expense decreased to 8.5% for the quarter ended March 31, 1998 compared to 8.6% and 13.1% for the quarters ended December 31, 1997 and March 31, 1997, respectively, as the Company's fixed costs were spread over a larger revenue base.

Net Loss. The Company's net loss was $9.2 million for the quarter ended March 31, 1998, an increase of $8.7 million and $2.6 million compared to net losses of $544,000 and $6.6 million for the quarters ended March 31, 1997 and December 31, 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998 the Company's cash and cash equivalents were $60.5 million compared to $729,000 at March 31, 1997. In February 1998, the Company consummated its initial public offering, selling an aggregate of 4,561,250 shares of Common Stock and raising net proceeds of approximately $67.0 million. Prior to February 1998, the Company primarily financed its operations through private sales of capital stock (which, through December 31, 1997, totaled $10.5 million, including $9.3 million raised in July and August of 1997), the private sale of $5.8 million of the Series A Notes in November 1997, internally-generated cash flow, advances from related parties and certain other short-term loans.

  Net cash used in operating activities of $11.7 million for the quarter ended March 31, 1998 was primarily attributable to a net loss of $9.2 million, a decrease of $3.1 million in accounts payable an increase of $332,000 in accounts receivable and depreciation and amortization of $517,000. For the quarter ended March 31, 1997, cash used in operating activities of $272,000 resulted primarily from a net loss of $544,000 largely offset by increases in accounts payable and other accrued expenses.

  Net cash provided by investing activities was $289,000 for the quarter ended March 31, 1998, and consisted of the sale of short-term investments of $1.0 million and purchases of equipment of $714,000. Net cash used in investing activities of $29,000 for the quarter ended March 31, 1997 was attributable to purchases of equipment of $248,000 partially offset by sales and maturities of short-term investments of $219,000.

  Net cash provided by financing activities of $61.2 million for the three months ended March 31, 1998 consisted of net proceeds of approximately $67.1 million from the Company's initial public offering offset by the retirement of $5.8 million of the Company's Series A Notes.

  On March 26, 1998, the Company entered into a three-year inking Agreement with Lycos (the "Lycos Agreement"). The Company is required to pay Lycos $4.5 million, $5.5 million and $6.5 million in fixed fees during the first, second and third years, respectively, of the Lycos Agreement. The Company is also required to pay Lycos certain variable fees based on the number of new customers that access, and new Cosmic Credit sites that are enrolled, through links with the Lycos and Tripod Web sites. In addition, the Company is obligated to issue 61,665 shares of Common Stock to Lycos.

  On April 2, 1998, the Company entered into a three-year linking agreement with Lycos Bertelsmann (the "Lycos Bertelsmann Agreement"). The Company is required to pay Lycos Bertelsmann $1.4 million, $1.9 million and $2.2 million in fixed fees during the first, second and third years, respectively, of the Lycos Bertelsmann Agreement. The Company is also required to pay Lycos Bertelsmann certain variable fees based on the number of new customers acquired, and new Cosmic Credit sites enrolled, through links with the Lycos Bertelsmann Web sites.

  The Company is required to pay aggregate minimum fixed fees of $6.4 million, $2.9 million, $2.4 million and $766,000 during the remaining nine months of 1998 and the years ending December 31, 1999, 2000, and 2001 respectively, under the Company's other strategic alliances.

  The Company expects to fund its future payment obligations under its strategic alliances from its cash and cash equivalents, including a portion of the net proceeds from the Offering. See "Use of Proceeds" and "Business--Marketing and Promotion."

  As of March 31, 1998, the Company had $60.5 million of cash and cash equivalents. As of that date, the Company's principal commitments consisted of obligations under its strategic alliances as well as obligations outstanding under capital and operating leases. Although the Company has no material commitments for capital expenditures, it anticipates substantial increases in its capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel.

                                    PART II

                               OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) On March 26, 1998, the Company became obligated to issue 61,665 shares of Common Stock to an accredited investor as a partial inducement to enter into a strategic alliance with the Company. The Company believes that this transaction was exempt from registration under Section 4(2) of the Act because the subject securities were sold to an accredited investor which was purchasing for investment without a view to further distribution.

(d) On February 13, 1998, the Company consummated its initial public offering (the "Offering") of its common stock, no par value (the "Common Stock"). The registration statement relating to this offering (File No. 333-41241) was declared effective on February 9, 1998. BT Alex. Brown and Nations Banc Montgomery Securities LLC were the managing underwriters of the Offering. The Offering terminated on March 4, 1998 upon the consummation of the sale of all of shares subject to the underwriters' over-allotment option. The number of shares registered, the aggregate price of the offering amount registered, the amount sold and the aggregate offering price of the amount sold by the Company and certain shareholders of the Company in the Offering were as follows:

                              Shares       Aggregate                   Aggregate
                            Registered  Price Registered  Amount Sold  Price Sold
                            ----------  ----------------  -----------  ----------
The Company                  4,561,250       $72,980,000    4,561,250  $72,980,000
The Selling Shareholders       153,750         2,460,000      153,750    2,460,000

The Company incurred the following expenses with respect to the Offering during the period February 13, 1998 through March 31, 1998, none which were direct or indirect payments to directors, officers, general partners of the Company or their associates or to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company:

Underwriting
 Discounts                        Underwriter's
and Commissions    Finders' Fees    Expenses     Other Expenses  Total Expenses
-----------------  -------------  -------------  --------------  --------------
$5,108,600                    $0             $0        $703,538      $5,812,138

  The net offering proceeds to the Company after deducting the foregoing discounts, commissions, fees and expenses were $67,077,862. An estimate of how these proceeds were used by the Company during the period February 9, 1998 through March 31, 1998 is as follows:

Construction of plant, building and facilities          $         0
Purchase and installation of machinery and equipment        260,000
Purchases of real estate                                         --

Acquisition of other businesses                         $         0
Repayment of indebtedness                                 5,775,500
Online and Traditional Advertising                        3,372,645
Strategic Alliances                                         300,000
Working capital                                           1,307,355
Temporary investments (money market account)             56,152,362

None of the foregoing expenses constituted direct or indirect payments to directors, officers, general partners of the Company or their associates or to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.   OTHER INFORMATION

Lycos Agreement. On March 26, 1998, the Company entered into a three-year linking agreement with Lycos, Inc. (the "Lycos Agreement"), under which the Company has been designated as the exclusive retail music store retailer for the Lycos and Tripod Web sites, and has been granted the exclusive right to sponsor targeted links, relevant content and promotions throughout the Lycos and Tripod Web sites. The Company is required to pay Lycos $4,500,000, $5,500,000 and $6,500,000 in fixed fees during the first, second and third years, respectively, of the Lycos Agreement. The Company is also required to pay Lycos certain variable fees based on the number of new customers that access, and new Cosmic Credit sties that are enrolled, through links with the Lycos and Tripod Web sites. In addition, the Company has committed to issue 61,665 shares of common stock to Lycos.

Lycos Bertelsmann Agreement. On April 2, 1998, the Company entered into a three-year linking agreement with Lycos Bertelsmann GMBH & Co. KG (the "Lycos Bertelsmann Agreement"), under which the Company has been designated as the exclusive music retailer on for Lycos Bertelsmann's Web services in various European countries and has been granted the exclusive right to sponsor targeted links, advertising banners, specific keywords and relevant content on the Lycos Bertelsmann sites. The Company has agreed to pay Lycos Bertelsmann $1,420,000, $1,880,000 and $2,200,000 in fixed fees during the first, second and third years, respectively, of the contract term. The Company is also required to pay Lycos Bertelsmann certain variable fees based on the number of new customers that access, and new Cosmic Credit sties that are enrolled, through links with the Lycos Bertelsmann Web sites. In addition, the Company was granted a right-of-first-refusal regarding any opportunities which Lycos Bertelsmann offers to any other entity which principally sells music products. The Lycos Bertelsmann Agreement requires Lycos Bertelsmann to deliver a minimum number of page views during each year of the term.

Rolling Stone Network. The Company and Rolling Stone Network have entered into an agreement under which the Company has been designated the exclusive World Wide Web-based music retailer that may use the Rolling Stone brand name in conjunction with the display of cover art and excerpts of feature stories, record reviews, artist biographies and music news from current and past editions of Rolling Stone magazine. In addition, the Company will be the exclusive online music retailer on the JAMtv and Rolling Stone Network Web sites with the exclusive right to sponsor targeted links, relevant content and promotions.
The Rolling Stone Agreement also requires the delivery of a minimum number of page view on the JAMtv and Rolling Stone Network Web sites during each year of the agreement. The Company has also agreed to purchase targeted print, radio broadcast and other promotional advertising from JAMtv and Straight Arrow, the publisher of Rolling Stone magazine.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number                                         Description
-------                                        -----------
    3.1  Amended and Restated Articles of Incorporation of the Company.#
    3.2  Amended and Restated Bylaws of the Registrant.#
    3.3  Amendment No. 1 to Amended and Restated Bylaws of the Registrant#
   10.1  Amendment 1998-1 to the CDnow, Inc. 1996 Equity Compensation Plan.#
 10.2 +  Linking Agreement dated April 2, 1998 between the Registrant and Lycos Bertelsmann
         GMBH & Co. KG**
 10.3 +  Linking Agreement dated March 26, 1998 between the Registrant and Lycos, Inc.**
 10.4 +  Linking, Content Licensing and Advertising Agreement dated April 8, 1998 by and among the Registrant, JAMtv Corporation and Straight Arrow Publishers.**
   11.1  Statement re:  Computation of Per Share Earnings.**
   27.1  Financial Data Schedule.**

____________________
** Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333 - 52367).
# Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-41241)
+ Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 406 under the Securities Act.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CDNOW, INC.
                                 (REGISTRANT)



DATE:  MAY 15, 1998                                     /S/  Jason Olim
                                             -----------------------------------
                                                          JASON OLIM
                                                     CHAIRMAN, PRESIDENT &
                                                     CHIEF EXECUTIVE OFFICER

                                                       /S/  JOEL SUSSMAN
                                             -----------------------------------
                                                         JOEL SUSSMAN
                                                      VICE PRESIDENT AND
                                                    CHIEF FINANCIAL OFFICER




/S/  JOEL SUSSMAN
JOEL SUSSMAN
VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER