Form 10-Q/A
period 1998-03-31
CDNOW INC
filed 1998-06-04
CIK 1050372

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-Q/A-1


                      AMENDMENT NO. 1 TO QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998

                        Commission File Number: 0-23753

                                  CDnow, Inc.
             (Exact name of registrant as specified in its charter)


          Pennsylvania                                23-2813867
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation of organization)


                                  CDnow, Inc.
                          610 Old York Road, Suite 300
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

                                                   YES [(check mark)]    NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock,  No Par Value - 16,006,302 Shares Outstanding (May 11, 1998)

This Amendment No. 1 is filed to amend and restate in its entirety Item 6(a) of
Part II and to file certain additional exhibits.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibit
Number                              Description
-------                             -----------
    3.1  Amended and Restated Articles of Incorporation of the Company.#
    3.2  Amended and Restated Bylaws of the Registrant.#
    3.3  Amendment No. 1 to Amended and Restated Bylaws of the Registrant#
  10.12  Amendment 1998-1 to the CDnow, Inc. 1996 Equity Compensation Plan.#
10.13 + Linking Agreement dated March 26, 1998 between the Registrant, Lycos, Inc., and Tripod, Inc.*
   11.1  Statement re:  Computation of Per Share Earnings.*
   27.1  Financial Data Schedule.*
------------------
*  Filed herewith.
# Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-41241)
+ Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.



                                     CDnow, Inc.


Date:  June 4, 1998                  /s/    Jason Olim
                                     -----------------------
                                     Jason Olim
                                     Chairman, President &
                                     Chief Executive Officer


                                     /s/    Joel Sussman
                                     -----------------------
                                     Joel Sussman
                                     Vice President and
                                     Chief Financial Officer