Form 10-Q
period 1998-06-30
CDNOW INC
filed 1998-07-28
CIK 1050372

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended    June 30, 1998
                                           ---------------

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from    _________ to _________


            Commission File Number:                  0-23753
                                   -------------------------


                                  CDnow, Inc.
            (Exact name of registrant as specified in its charter)


           Pennsylvania                                 23-2813867
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation of organization)


         610 Old York Road, Suite 300, Jenkintown, Pennsylvania  19046
             (Address of principal executive offices and Zip Code)

                               (215) 517 - 7325
             (Registrant's telephone number, including area code)



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

  Common Stock, No Par Value - 16,266,397 Shares Outstanding (July 24, 1998)

                                  CDnow, inc.




                                     INDEX



                                                                            Page
Part I -  Financial Information

 Item 1.  Financial Statements


             Unaudited Consolidated Balance Sheets as of June
             30, 1998 and December 31, 1997................................... 1

             Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 1998 and 1997...................... 2

             Unaudited Consolidated Statements of Cash Flows for the six
             months ended June 30, 1998 and 1997.............................. 3

             Notes to Unaudited Consolidated Financial Statements............. 4


 Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................ 8

Part II -

ITEM 1    Legal Proceedings...................................................14
ITEM 2    Changes in Securities and Use of Proceeds...........................14
ITEM 3    Defaults Upon Senior Securities.....................................15
ITEM 4    Submission of Matters to a Vote of Security Holders.................15
ITEM 5    Other Information...................................................15
ITEM 6    Exhibits and Reports on Form 8-K....................................16

Signatures....................................................................17

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  CDnow, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                                 June 30,     December 31,
                                                                                   1998           1997
                                                                               -------------  -------------
         ASSETS
Current assets:
         Cash and cash equivalents                                             $ 47,290,625   $ 10,686,001
         Short-term investments                                                          --      1,003,045
         Accounts receivable, net of reserve of $77,000 and $140,846                326,830        324,411
         Prepaid expenses and other                                               5,423,757      2,457,958
                                                                               ------------   ------------
                 Total current assets                                            53,041,212     14,471,415
PROPERTY AND EQUIPMENT, NET                                                       3,855,871      1,884,296
OTHER ASSETS                                                                      3,863,069         92,714
                                                                               ------------   ------------
                                                                               $ 60,760,152   $ 16,448,425
                                                                               ============   ============
         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
         Notes payable                                                         $         --   $  5,575,288
         Current portion of term loans payable                                       60,315         54,091
         Current portion of capitalized lease obligations                           478,810        307,471
         Accounts payable                                                         3,510,308      8,981,430
         Accrued expenses                                                         1,482,007        579,413
         Deferred revenues                                                           83,200        188,466
         Advances due to related parties                                                 --          3,261
                                                                               ------------   ------------
                 Total current liabilities                                        5,614,640     15,689,420
                                                                               ------------   ------------
TERM LOANS PAYABLE                                                                  104,930        136,293
                                                                               ------------   ------------
CAPITALIZED LEASE OBLIGATIONS                                                       994,005        825,851
                                                                               ------------   ------------
DEFERRED RENT LIABILITY                                                             145,883         56,717
                                                                               ------------   ------------
REDEEMABLE SERIES A AND B CONVERTIBLE
   PREFERRED STOCK                                                                       --      9,492,594
                                                                               ------------   ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT):

Preferred stock, no par value, 20,000,000 shares authorized, 254,582
 Redeemable Series A Convertible and 1,605,505 Redeemable Series B
 Convertible shares issued and outstanding at December 31, 1997                          --             --
Common stock, no par value, 50,000,000 shares authorized, 16,266,397 and
 7,845,684 shares issued and outstanding                                         79,281,341        579,549

Additional paid-in capital                                                        4,325,817      1,325,817
Deferred compensation                                                              (300,959)      (434,776)
Accumulated deficit                                                             (29,405,505)   (11,223,040)
                                                                               ------------   ------------
Total shareholders' equity (deficit)                                             53,900,694     (9,752,450)
                                                                               ------------   ------------
                                                                               $ 60,760,152   $ 16,448,425
                                                                               ============   ============

        The accompanying notes are an integral part of these statements.

                                  CDnow, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                       Three Months Ended            Six Months Ended
                                                            June 30,                     June 30,
                                                       1998          1997           1998           1997
                                                   ------------  -------------  -------------  ------------
NET SALES                                          $11,610,141    $ 2,964,625   $ 21,624,030   $ 5,546,203
COST OF SALES                                        9,600,049      2,363,302     18,154,598     4,412,843
                                                   -----------    -----------   ------------   -----------
      Gross profit                                   2,010,092        601,323      3,469,432     1,133,360
                                                   -----------    -----------   ------------   -----------
OPERATING EXPENSES:
     Operating and development                       1,684,665        491,156      2,765,714       812,284
     Sales and marketing                             8,983,895        704,658     17,769,619     1,121,960
     General and administrative                        883,874        404,083      1,734,159       743,385
                                                   -----------    -----------   ------------   -----------
                                                    11,552,434      1,599,897     22,269,492     2,677,629
                                                   -----------    -----------   ------------   -----------
     Operating Loss                                 (9,542,342)      (998,574)   (18,800,060)   (1,544,269)
INTEREST INCOME                                        722,012             --      1,228,051         1,390
INTEREST EXPENSE                                       (48,400)        (6,805)      (494,914)       (6,805)
                                                   -----------    -----------   ------------   -----------
NET LOSS                                            (8,868,730)    (1,005,379)   (18,066,923)   (1,549,684)
ACCRETION OF PREFERRED STOCK TO
REDEMPTION VALUE                                            --             --       (115,542)           --
                                                   -----------    -----------   ------------   -----------

Net Loss Applicable to Common Shareholders         $(8,868,730)   $(1,005,379)  $(18,182,465)  $(1,549,684)
                                                   ===========    ===========   ============   ===========
Net Loss Per Common Share                          $     (0.55)   $     (0.13)  $      (1.29)  $     (0.20)
                                                   ===========    ===========   ============   ===========
Weighted Average Number of Common Shares
 Outstanding                                        16,074,787      7,845,684     14,044,939     7,845,684
                                                   ===========    ===========   ============   ===========



        The accompanying notes are an integral part of these statements.

                                  CDnow, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)



                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                        1998          1997
                                                                                        ----          ----
OPERATING ACTIVITIES:
  Net loss                                                                          $(18,066,923)  $(1,549,684)
  Adjustments to reconcile net loss to net cash used in operating activities--

     Depreciation and amortization                                                       750,610       129,000
     Provision for returns and doubtful accounts                                         142,846            --
     Increase in operating assets and liabilities--
         Accounts receivable                                                            (140,185)        5,266
         Prepaid expenses and other                                                   (1,597,421)     (160,648)
         Accounts payable                                                             (5,549,024)      722,118
         Accrued expenses                                                                902,594       339,604
         Deferred revenue                                                               (105,266)       (7,442)
         Deferred rent liability
                                                                                          89,166            --
                                                                                     -----------  ------------
         Net cash used in operating activities                                       (23,573,603)     (521,781)
                                                                                     -----------  ------------
INVESTING ACTIVITIES:
  Sales and maturities of short-term investments                                       1,003,045       245,641
  Purchases of property and equipment                                                 (1,637,206)     (332,965)
  Acquisition of a business                                                             (423,694)         --
                                                                                     -----------  ------------
     Net cash used in investing activities                                            (1,057,855)      (87,324)
                                                                                     -----------  ------------
FINANCING ACTIVITIES:
  Borrowings on term loans payable                                                            --       190,170
  Payments on term loans payable                                                         (25,139)       (6,478)
  Borrowings on notes payable                                                                 --        50,000
  Payments on notes payable                                                                   --      (110,000)
  Proceeds from sale of Common stock and warrants                                             --            --
  Proceeds from (repayment of) issuance of Series A   Notes and warrants              (5,777,500)           --
  Proceeds from sale of Preferred stock                                                       --            --
  Proceeds from (repayment of) advances due to related parties                            (3,261)           --
  Payments on capitalized lease obligations                                             (176,476)      (21,012)
  Proceeds from warrants exercised                                                        59,890            --
  Proceeds from options exercised                                                         80,706            --
  Proceeds from issuance of Common stock, net                                         67,077,862            --
                                                                                     -----------  ------------
     Net cash provided by financing activities                                        61,236,082       102,680
                                                                                     -----------  ------------
INCREASE IN CASH AND CASH EQUIVALENTS                                                 36,604,624      (506,425)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        10,686,001       775,865
                                                                                     -----------  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $ 47,290,625   $   269,440
                                                                                     ===========  ============


        The accompanying notes are an integral part of these statements

CDnow, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)


1  BASIS OF PRESENTATION

The consolidated financial statements of CDnow, Inc. and its subsidiaries (the "Company") included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the three and six month period ended June 30, 1998. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the prospectus (the "Prospectus") which is part of the Company's Registration Statement on Form S-1 (File No. 333-52367), as amended.

The interim operating results of the Company may not be indicative of operating results for the full year.

2. THE COMPANY:

The Company is an online retailer of compact discs ("CDs") and other music-related products. The Company strives to combine the advantages of online commerce with superior customer focus in order to be the authoritative source for CDs and other music-related products. The Company contracts with outside warehouses for fulfillment services to deliver products to customers. Therefore, the Company maintains no inventories.

Since inception (February 12, 1994), the Company has incurred significant losses, and as of June 30, 1998 had accumulated losses of $30.9 million. For the year ended December 31, 1997, and the six months ended June 30, 1998 the Company's net loss was $10.7 million and $18.1 million, respectively. The Company intends to invest heavily in marketing and promotion, strategic alliances, Web site development and technology, and development of its administrative organization. As a result, the Company believes that it will incur substantial operating losses for the foreseeable future, and that the rate at which such losses will be incurred will increase significantly from current levels. Because the Company has relatively low product gross margins, achieving profitability given planned investment levels depends upon the Company's ability to generate and sustain substantially increased revenue levels. There can be no assurance that the Company will be able to generate sufficient revenues to achieve or sustain profitability in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Prospectus.

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

Net Loss Per Common Share

The Company has presented net loss per share for the three and six month periods ended June 30, 1997 and 1998 pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" and the Securities and Exchange Commission Staff Accounting Bulletin No. 98.

Basic loss per share was computed by dividing net loss applicable to common shareholders by the weighted average number of shares of Common stock outstanding during the three and six months ended June 30, 1997 and 1998. Diluted loss per share has not been presented, since the impact on loss per share using the treasury stock method is anti-dilutive due to the Company's losses.

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

Operating and Development Expenses

Operating and development expenses consist primarily of payroll and related expenses for store management, design, development, editorial, and network operations personnel, systems and telecommunications infrastructure, and royalties paid by the Company in return for licensing of ratings, reviews, sound samples and other information.

Advertising Expense

Advertising costs are included in sales and marketing expenses and are charged to expense as incurred. Such costs were $490,486 and $13,992,087 for the six months ended June 30, 1997 and 1998, respectively. The Company gives merchandise credit to the providers of various small Web sites through its Cosmic Credit Program. Expenses related to this program are included in sales and marketing expenses and, to date, have been immaterial. The Company estimates the amount of unused credits and includes this amount in accrued expenses.

Initial Public Offering

On February 13, 1998 the Company consummated an initial public offering of its Common Stock (the "Initial Public Offering"). The company sold 4,561,250 shares of its common stock, no par value, at an initial public offering price of $16.00 per share. After deducting the underwriters' discount and other offering expenses, the net proceeds to the company were approximately $67,077,862.

Comprehensive Income

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company has adopted SFAS 130 in 1998. There are no other comprehensive income items for the six months ended June 30, 1997 and 1998, and accordingly this adoption has no impact on the financial results of the Company for the three and six month periods ended June 30, 1997 and 1998.

Commitments and Contingencies
-----------------------------

Yahoo Agreement. In August 1997, the Company entered into an agreement with Yahoo! Inc. (the "Yahoo Agreement"), pursuant to which the Company was granted exclusivity on music-related pages on the www.yahoo.com Web site. The term began in October 1997 and will expire on October 5, 1999. During the first year of the term, the Company is required to pay Yahoo $3,900,000 (of which $900,000 was paid in 1997) in exchange for a specified number of page views. During the second year of the term, the Company will be required to pay Yahoo an amount, not to be less than $4,500,000, calculated using the number of impressions delivered during August and September of 1998. The Company expects to amortize the costs associated with the Yahoo Agreement over the contract term, with the amortization method primarily based on the rate of delivery of a guaranteed number of impressions to be received during the contract term. In connection with the Yahoo Agreement, the Company paid Yahoo an additional $600,000 for advertising in August and September 1997, which amount was charged to expense.

Excite Agreement. On September 30, 1997, the Company entered into a two-year agreement with Excite, Inc. (the "Excite Agreement"), pursuant to which the Company became the exclusive retail music store sponsor of the Webcrawler.com Web site. The Excite Agreement requires the Company to pay Excite a set-up fee, an annual exclusivity fee and an annual sponsorship fee for ongoing programming, links, placements, advertisements and promotions. The Company has agreed to pay Excite a minimum of $4,500,000 over the contract term, of which $500,000 was paid by December 31, 1997, $2,125,000 will be paid in 1998 and $1,875,000 will be paid in 1999. The Company expects to amortize the costs associated with Excite agreement over the contract term, with the amortization method primarily based on the rate of delivery of a guaranteed number of impressions to be received during the contract term.

Lycos Agreement. On March 26, 1998, the Company entered into an agreement with Lycos, Inc. (the "Lycos Agreement"), pursuant to which the Company became the exclusive retail music store sponsor of the www.Lycos.com and www.Tripod.com Web sites. The Lycos Agreement has a term of three years which will commence on the launch date, as defined. The Company has agreed to pay Lycos $4,500,000, $5,500,000 and $6,500,000 during the first, second and third years, respectively, of the contract term in exchange for a specified number of page views. In addition, the Company has issued 61,665 shares (the "Lycos Shares") of common stock to Lycos. The Lycos Shares vest as Lycos delivers certain required minimum page views, as defined. The Company has the right to repurchase any of the Lycos shares that do not become vested at a price of $0.01 per share. The Company will measure the stock granted as it vests. If Lycos is unable to deliver a number of guaranteed minimum impressions the Company will not be required to make all of the minimum payments and all of the Lycos shares may not vest. The Company expects to amortize the costs associated with the Lycos Agreement over the contract term, with the amortization method primarily based on the rate of delivery of a guaranteed number of impressions to be received during the contract term.

Lycos Bertelsmann Agreement. On April 2, 1998, the Company entered into an agreement with Lycos Bertelsmann GMBH & Co. KG (the "Lycos Bertelsmann Agreement), pursuant to which the Company became the exclusive music retailer on certain Lycos branded Web services, as defined, in Europe. The Lycos Bertelsmann Agreement has a three year term expiring in April, 2001. The Company has agreed to pay Lycos Bertelsmann $1,420,000, $1,880,000 and $2,200,000 during the first, second and third years of the contract term. The Company expects to amortize the costs associated with the Lycos Bertelsmann Agreement over the contract term, with the amortization method primarily based on the rate of delivery of a guaranteed number of impressions to be received during the contract term.

MTV Agreement. On May 18, 1998, the Company entered into a binding memorandum of terms for a three year advertising and promotion agreement with MTV Networks, a subsidiary of Viacom International, Inc., pursuant to which the Company committed to purchase advertising on the MTV and VH1 cable television channels and obtained the right to use certain MTV and VH1 content. The Company has agreed to pay MTV Networks $5,200,000, $6,789,000, $7,336,000 and $121,000
during the remainder of 1998 and during the years ending December 31, 1999, 2000, and 2001, respectively. In addition, the Company has granted MTV Networks a warrant to purchase 226,892 shares of the Company's common stock at an exercise price of $23.28 per share. The warrant will vest annually over the three years of the contract term.

Other Agreements. On January 5, 1998 the Company entered into a strategic alliance with GeoCities pursuant to which the Company has been designated as the exclusive music retailer as well as one of four key commerce partners that will occupy a premier position on certain pages of the GeoCities Web site. The Company has committed to make payments under advertising and linking agreements with Rolling Stone Network, America Online with respect to the Love@AOL service, and with certain other parties and has expanded its agreement with Yahoo. The Company's aggregate commitment under these arrangements is approximately $3,088,000, $2,927,000, $2,435,000 and $766,000 in the remaining six months of
1998, and in the years ending December 31, 1999, 2000 and 2001, respectively.

General. Many of the Company's agreements including the Yahoo, Excite, Lycos and Lycos Bertelsmann Agreements contain provisions which may require additional payments to be made by the Company based on factors such as click-throughs and new customers generated. No such payments have been incurred to date. Such payments will be expensed as incurred. The Company will continue to evaluate the realizability of assets recorded, if any, related to the Yahoo, Excite, Lycos, Lycos Bertelsmann and other agreements, and, if necessary, write down the assets to realizable value.


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

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical and anticipated results or other expectations expressed in the Company's forward-looking statements. Such forward-looking statements may be identified by the use of certain forward-looking terminology, such as "may," will," "expect," "anticipate", "intend," "estimate," "believe," "goal," or "continue," or comparable terminology that involves risks or uncertainties. Actual future results and trends may differ materially from historical results of those anticipated depending on a variety of factors, including, but not limited to those set forth under "Overview" and "Liquidity and Capital Resources" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations and in the "Risk Factors" section of the Company's prospectus which is part of the Company's Registration Statement on Form S-1 (File No. 333-52367), as amended, as filed with the Securities and Exchange Commission ("SEC"). Particular attention should be paid to the cautionary statements involving the Company's limited operating history, the unpredictability of its future revenues, the unpredictable and evolving nature of its key markets, the intensely competitive online commerce and entertainment environments, the Company's dependence on its strategic alliances and key suppliers and distributors, and the risks associated with capacity constraints, systems development, relationships with artists, and the management of growth. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time-to-time with the SEC.

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

Overview

CDnow is the leading online retailer of CDs and other music-related products. Its early entrance into the online music retailing industry has helped the Company gain a well-recognized brand and a large customer base. The Company strives to combine the advantages of online commerce with superior customer focus in order to be the authoritative source for CDs and other music-related products. CDnow's online store, cdnow.com, offers broad selection, informative content, easy-to-use navigation and search capabilities, a high level of customer service, competitive pricing and personalized merchandising and recommendations. Due to the Company's dedicated retail focus, revenues are almost entirely derived from the sale of pre-recorded music and related products, drawing from its comprehensive selection of over 300,000 items.

CDnow has grown rapidly since its inception in 1994. Of the 569,000 customers who have made purchases since inception through June 30, 1998, 273,000 made their initial purchases during the six month period ended June 30, 1998. Average daily visits to the CDnow store have grown from approximately 12,000 in January 1996 to approximately 173,000 in June 1998. The Company's net sales grew to $11.6 million in the second quarter of 1998 compared to $10.0 million and $3.0 million in the first quarter of 1998 and the second quarter of 1997, respectively. The Company has also generated significant customer loyalty. Despite the Company's rapid acquisition of new customers, repeat customers accounted for approximately 58% of net sales in the second quarter of 1998.

The Company believes that the key factors affecting its long-term financial success include its ability to obtain new customers at reasonable costs, retain customers and encourage repeat purchases. The Company seeks to expand its customer base through multiple marketing channels which include (i) pursuing an aggressive marketing campaign using a combination of online and traditional marketing, (ii) establishing strategic alliances with major Internet content and service providers, (iii) entering into linking arrangements with other Web sites as part of its Cosmic Credit Program, and (iv) using direct marketing techniques to target new and existing customers with personalized communications. The Company entered into strategic alliances with Yahoo!, Excite and GeoCities in August 1997, September 1997 and January 1998, respectively, and has accelerated its marketing campaign since the Company's initial public offering in February 1998 by expanding its relationship with Yahoo! and entering into additional alliances with Lycos, Lycos Bertelsmann, Rolling Stone Network and MTV/VH1.

Since its inception, the Company has incurred significant net losses and, as of June 30, 1998, had accumulated losses of $30.9 million. As it seeks to expand aggressively, the Company believes that its operating expenses will significantly increase as a result of the financial commitments related to the development of marketing channels, future strategic relationships, and improvements to its Web site and other capital expenditures. The Company expects that it will continue to incur losses and generate negative cash flow from operations for the foreseeable future as it continues to develop its business. Since the Company has relatively low product gross margins, the ability of the Company to generate and enhance profitability depends upon its ability to substantially increase its net sales. To the extent that significantly higher net sales do not result from the Company's marketing efforts, the Company will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of CDs and other music-related products to achieve or maintain profitability on a quarterly or annual basis.

For the quarter ended June 30 1998 and the year ended December 31, 1997, international sales accounted for approximately 22% and 29%, respectively, of net sales. While the Company expects that net sales from international markets will continue to represent a significant portion of net sales, the Company believes that the percentage of its net sales from international markets may decrease in future periods due to the substantial increase in the Company's domestic marketing and advertising expenditures.

The Company's business started as a sole proprietorship in February 1994. The Company, which was incorporated in April 1995, was taxed as an S-corporation until December 6, 1996 and has been taxed as a C-corporation since such date.

Results of Operations

The following table sets forth statement of operations data as a percentage of net sales for the periods indicated:

                                                                              Three Months             Six Months
                                                                                  Ended                   Ended
                                                                                June 30,                June 30,
                                                                                --------                --------
                                                                           1997          1998       1997       1998
                                                                          ------        ------     ------     ------
Net Sales                                                                  100.0%       100.0%      100.0%     100.0%

Cost of sales                                                               79.7         82.7        79.6       84.0
                                                                           ------       ------      ------     ------
         Gross profit                                                       20.3         17.3        20.4       16.0

Operating Expenses:

         Operating and development                                          16.6         14.5        14.6       12.8

         Sales and marketing                                                23.8         77.4        20.2       82.2

         General and administrative                                         13.6          7.6        13.4        7.9
                                                                           ------       ------      ------     ------
         Total operating expense                                            54.0         99.5        48.2      102.9
                                                                           ------       ------      ------     ------
         Operating loss                                                    (33.7)       (82.2)      (27.8)     (86.9)

Interest income (expense), net                                              (0.2)         5.8        (0.1)       3.3
                                                                          ------       ------       ------     ------
Net loss                                                                   (33.9)%      (76.4)%     (27.9)%    (83.6)%
                                                                          ======       ======       ======     ======

Beginning in 1998, the Company determined to include royalties paid on CD sales in return for licensing of ratings, reviews and other information ("Information Royalties") in operating and development expenses rather than in cost of sales, as was previously the case. This change was made based on management's determination that including Information Royalties in operating and development expense was more consistent with the treatment of such expenses by retailers generally. The financial information in this Form 10-Q related to the Company's results of operations for periods prior to 1998 has been restated to reflect this change. Information Royalties were $146,200, $225,737, $45,535, $97,562,
$87,479 and $137,119, respectively, during the years ended December 31, 1996 and 1997, the three and six months ended June 30, 1997 and the three and six months ended June 30, 1998, respectively. There were no Information Royalties paid in 1995. If Information Royalties were included in cost of sales, gross profit margins would have been 14.9%, 16.3%, 18.7%, 18.7%, 16.6% and 15.4% during the years ended December 31, 1996 and 1997, the three and six months ended June 30, 1997, and the three and six months ended June 30, 1998, respectively.

Net Sales. Net sales primarily reflect the sales of CDs and related merchandise, net of estimated returns, and include outbound shipping and handling charges. Net sales were $11.6 million and $21.6 million for the three and six months ended June 30, 1998, representing increases of 292% and 290% over the corresponding periods in 1997. The increase is attributable to continued growth of the Company's customer base and repeat purchases from existing customers. Net sales were favorably affected by increased advertising and promotional activities, including the Company's Grammy Awards promotion and March 1998 storewide sale, as well as the continued implementation of its strategic alliances. In the three and six months ended June 30, 1998, the Company added approximately 137,000 and 273,000 new customers, bringing the total number of customers since inception to 569,000 from 296,000 at December 31, 1997. International sales represented 22% of net sales for the three and six months ended June 30, 1998 compared to 33% and 35% for the corresponding periods in 1997. The Company believes that the decrease in international sales as a percentage of net sales is due to a proportionally larger increase in domestic sales resulting from the substantial increase in domestic marketing and advertising expenditures. Nevertheless, international sales increased to $2.6 million and $4.7 million for the three and six months ended June 30, 1998 from $1.0 million and $1.9 million in the corresponding periods of 1997.

Cost of Sales. Cost of sales consists primarily of the cost of merchandise sold to customers, including product fulfillment and outbound shipping and handling. Cost of sales also includes fees charged by credit card processors. Cost of sales were $9.6 million and $18.2 million for the three and six months ended June 30, 1998, compared to $2.4 million and $4.4 million for the corresponding periods in 1997. The Company's gross profit margin decreased to 17.3% and 16.0% for the three and six months ended June 30, 1998 compared to 20.3% and 20.4% for the corresponding periods in 1997. The decline in gross margin was attributable to more aggressive pricing of recent releases and popular titles, as well as increased sales discounts offered by the Company in the first quarter of 1998 in connection with its Grammy Awards promotion and March 1998 storewide sale.
Gross margin for the quarter ended June 30, 1998 was 17.3% compared to 14.6% for the quarter ended March 31, 1998; this increase was attributable to selective price increases, reductions in international shipping costs and higher-margin revenue from the sale of strategic sponsorships.

Operating and Development Expense. Operating and development expense consists primarily of payroll and related expenses for store management, design, development and network operations personnel, systems and telecommunications infrastructure, and royalties paid by the Company on CD sales in return for licensing of ratings, reviews, sound samples and other information. Store development costs are charged to expense as incurred. Operating and development expenses were $1.7 million and $2.8 million for the three and six months ended June 30, 1998 compared to $491,000 and $812,000 for the corresponding periods in 1997. The increase is attributable to increased staffing and associated costs related to enhancing the features and functionality of the Company's Web site and transaction-processing systems, as well as increased investment in store content, systems and telecommunications infrastructure. As a percentage of net sales, operating and development expense decreased to 14.5% and 12.8% for the three and six months ended June 30, 1998 compared to 16.6% and 14.6% for the three and six months ended June 30, 1997, as operating and development expenses were spread over a larger revenue base.

Sales and Marketing Expense. Sales and marketing expense consists primarily of payments related to advertising, promotion and strategic alliances as well as payroll and related expenses for personnel engaged in marketing, selling and customer service activities. Sales and marketing expenses were $9.0 million and $17.8 million for the three and six months ended June 30, 1998 compared to
$705,000 and $1.1 million for the three and six months ended June 30, 1997.   As
a percentage of net sales, sales and marketing expense grew to 77.4% and 82.2% for the three and six months ended June 30, 1998 compared to 23.8% and 20.2% for the three and six months ended June 30, 1997. The increase in both absolute dollars and as a percentage of net sales was primarily attributable to increased online-and traditional advertising, including advertising costs incurred in the first quarter of 1998 in connection with the Company's Grammy Awards and American Music Awards promotions, costs associated with the Company's strategic alliances, and promotional and public relations expenditures. The Company increased its advertising expense to $6.7 million and $14.0 million for the three and six months ended June 30, 1998 compared to $358,000 and $490,000 for the three and six months ended June 30, 1997. In addition, the Company incurred increased staffing and related costs in connection with the implementation of its marketing strategy and customer service activities necessary to support its increased customer base. The Company expects the dollar amount of sales and marketing expense generally, and advertising expense in particular, to continue to increase significantly in future periods. While the Company is hopeful that its net sales will also increase in future periods so that its sales and marketing expense will not continue to represent an increasing percentage of net sales, the Company is not able to predict whether its net sales will increase by a sufficient amount for this to occur. No assurance can be given that the Company will achieve increased net sales or that sales and marketing expense will not increase as a percentage of net sales.

General and Administrative Expense. General and administrative expense consists of payroll and related expenses for executive, accounting and administrative personnel, insurance, professional fees and other general and corporate expenses. General and administrative expenses were $884,000 and $1.7 million for the three and six months ended June 30, 1998 compared to $404,000 and $743,000 for the three and six months ended June 30, 1997. The increase in general and administrative expense was primarily due to the hiring of additional personnel and increases in professional fees, as well as the costs associated with becoming a public company. As a percentage of net sales, general and administrative expense decreased to 7.6% and 7.9% for the three and six months ended June 30, 1998 from 13.6% and 13.4% for the three and six months ended June 30, 1997, as the Company's fixed costs were spread over a larger revenue base.

Net Loss. The Company's net loss was $8.9 and $18.1 million for the three and six months ended June 30, 1998, compared to 1.0 and $1.5 million for the three and six months ended June 30, 1997.


Liquidity and Capital Resources

At June 30, 1998 the Company's cash and cash equivalents were $47.3 million compared to $269,000 at June 30, 1997. In February 1998, the Company consummated its initial public offering, selling an aggregate of 4,561,250 shares of Common Stock and raising net proceeds of approximately $67.0 million. Prior to February 1998, the Company primarily financed its operations through private sales of capital stock (which, through December 31, 1997, totaled $10.5 million, including $9.3 million raised in July and August of 1997), the private sale of $5.8 million of the Series A Notes in November 1997, internally-generated cash flow, advances from related parties and certain other short-term loans.

Net cash used in operating activities of $23.6 million for the six months ended June 30, 1998 was primarily attributable to a net loss of $18.1 million, a decrease of $5.5 million in accounts payable and an increase of $1.6 million in prepaid expenses, partially offset by a $903,000 increase in accrued expenses and depreciation and amortization of $751,000. For the quarter ended June 30, 1997, cash used in operating activities of $522,000 resulted primarily from a net loss of $1.5 million largely offset by increases in accounts payable and other accrued expenses.

Net cash provided by investing activities was $1.1 million for the six months ended June 30, 1998, and consisted of purchases of equipment of $1.6 million and $424,000 of cash for the purchase of superSonicBoom, Inc. partially offset by the sale of short-term investments of 1.0 million. Net cash used in investing activities of $87,000 for the six months ended June 30, 1997 was attributable to purchases of equipment of $333,000, partially offset by sales and maturities of short-term investments of $246,000.

Net cash provided by financing activities of $61.2 million for the six months ended June 30, 1998 consisted of net proceeds of approximately $67.1 million from the Company's initial public offering offset by the retirement of $5.8 million of the Company's Series A Notes.

On May 18, 1998, the Company entered into a binding memorandum of terms with MTV Networks (the "MTV/VH1 Agreement"). The Company is required to pay MTV Networks $5.2 million, $6.8 million, $7.3 million and $121,000 in fixed fees during the remaining six months of 1998 and the years ending December 31, 1999, 2000 and 2001, respectively. As additional consideration, the Company has granted MTV Networks a warrant to purchase 226,892 shares of Common Stock at an exercise price of $23.28 per share.

The Company is required to pay aggregate minimum fixed fees of $17.6 million, $19.7 million, $17.9 million and $3.6 million during the remaining six months of 1998 and the years ending December 31, 1999, 2000 and 2001, respectively, under strategic alliances.

The Company expects to fund its future payment obligations under its strategic alliances from its cash and cash equivalents, including a portion of the net proceeds from the Offering.

As of June 30, 1998, the Company had $47.3 million of cash and cash equivalents. As of that date, the Company's principal commitments consisted of obligations under its strategic alliances as well as obligations outstanding under capital and operating leases. Although the Company has no material commitments for capital expenditures, it anticipates substantial increases in its capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Changes in Securities and Use of Proceeds

(a) On May 18, 1998, the Company issued a warrant exercisable for 226,892 shares of Common Stock to an accredited investor as a partial inducement to enter into a strategic alliance with the Company. The Company believes that this transaction was exempt from registration under Section 4(2) of the Act because the subject securities were sold to an accredited investor which was purchasing for investment without a view to further distribution.

(b) On February 13, 1998, the Company consummated its initial public offering (the "Offering") of its common stock, no par value (the "Common Stock"). The registration statement relating to this offering (File No. 333-41241) was declared effective on February 9, 1998. BT Alex. Brown and Nations Banc Montgomery Securities LLC were the managing underwriters of the Offering. The Offering terminated on March 4, 1998 upon the consummation of the sale of all of shares subject to the underwriters' over-allotment option. The number of shares registered, the aggregate price of the offering amount registered, the amount sold and the aggregate offering price of the amount sold by the Company and certain shareholders of the Company in the Offering were as follows:


                               Shares       Aggregate      Amount Sold   Aggregate
                               ------       ---------      -----------   ---------
                             Registered  Price Registered               Price Sold
                             ----------  ----------------               ----------
The Company                   4,561,250       $72,980,000    4,561,250  $72,980,000

The Selling Shareholders        153,750         2,460,000      153,750    2,460,000

The Company incurred the following expenses with respect to the Offering during the period February 13, 1998 through June 30, 1998, none which were direct or indirect payments to directors, officers, general partners of the Company or their associates or to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company:


 Underwriting Discounts                       Underwriter's
                                              -------------
     and Commissions       Finders' Fees        Expenses         Other Expenses  Total Expenses
-------------------------  -------------        --------         --------------  --------------
       $5,108,600                $0                 $0              $703,538       $5,812,138

  The net offering proceeds to the Company after deducting the foregoing discounts, commissions, fees and expenses were $67,167,862. An estimate of how these proceeds were used by the Company during the period February 9, 1998 through June 30, 1998 is as follows:


Construction of plant, building and facilities                                                $0

Purchase and installation of machinery and equipment                                   1,637,206

Purchases of real estate                                                                      --


Acquisition of other businesses                                                          423,694

Repayment of indebtedness                                                              5,775,500

Online and Traditional Advertising                                                     6,860,548

Strategic Alliances                                                                    3,470,779

Working capital                                                                        1,502,403

Temporary investments (money market account)                                          45,364,801

None of the foregoing expenses constituted direct or indirect payments to directors, officers, general partners of the Company or their associates or to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company

ITEM 3.  Defaults Upon Senior Securities

None

ITEM 4.  Submission of Matters to a Vote of Security Holders

None

ITEM 5.  Other Information

MTV Agreement. On May 18, 1998, the Company entered into a binding memorandum of terms for a three year advertising and promotion agreement with MTV Networks, a subsidiary of Viacom International, Inc., pursuant to which the Company committed to purchase advertising on certain MTV and VH1 programming and obtained the right to use certain MTV and VH1 content. The Company has agreed to pay MTV Networks $5,200,000, $6,789,000, $7,336,000 and $121,000 during the remainder of 1998 and during the years ending December 31, 1999, 2000, and 2001, respectively. In addition, the Company has granted MTV Networks a warrant to purchase 226,892 shares of the Company's common stock at an exercise price of $23.28 per share. The warrant will vest annually over the three years of the contract term.

ITEM 6.  Exhibits and Reports on Form 8-K

Exhibit
Number                                 Description
------                                 -----------
3.1      Amended and Restated Articles of Incorporation of the Company.#

3.2      Amended and Restated Bylaws of the Registrant.#

3.3      Amendment No. 1 to Amended and Restated Bylaws of the Registrant.#

27.1     Financial Data Schedule.**


*  Filed herewith.
** Incorporated by reference to the Company's Registration Statement on Form S-1
   (File No. 333-52367).
# Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-41241)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CDNOW, Inc.
                              (Registrant)



Date: July 24, 1998                                    /s/    Jason Olim
                                                  ----------------------
                                                              Jason Olim
                                                        Chairman, President &
                                                        Chief Executive Officer

                                                       /s/    Joel Sussman
                                                  ------------------------
                                                              Joel Sussman
                                                           Vice President and
                                                         Chief Financial Officer




/s/    Joel Sussman
Joel Sussman
Vice President and
Chief Financial Officer