Form 10-Q
period 1998-09-30
CDNOW INC
filed 1998-11-09
CIK 1050372

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended : SEPTEMBER 30, 1998
                                            ------------------

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

   For the transition period from    __________________ to __________________


                        Commission File Number: 0-23753
                                                -------


                                  CDnow, Inc.
             (Exact name of registrant as specified in its charter)


              PENNSYLVANIA                             23-2813867
       (State or other jurisdiction of    (I.R.S. Employer Identification No.)
        incorporation of organization)



                1005 VIRGINIA DRIVE, FORT WASHINGTON, PA  19034
             (Address of principal executive offices and Zip Code)

                                 (215) 619-9900
              (Registrant's telephone number, including area code)


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

  Common Stock,  No Par Value - 17,674,405 Shares Outstanding (October 22, 1998)

                                  CDnow, Inc.




                                     INDEX




PART I -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

       Unaudited Consolidated Balance Sheets as of September 30, 1998 and
       December 31, 1997..............................................................   3

       Unaudited Consolidated Statements of Operations for the three and nine months
       ended September 30, 1998 and 1997..............................................   4

       Unaudited Consolidated Statements of Cash Flows for the nine months ended
       September 30, 1998 and 1997....................................................   5

       Notes to Unaudited Consolidated Financial Statements...........................   6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................................  10

PART II - OTHER INFORMATION

       ITEM 1. Legal Proceedings......................................................  17
       ITEM 2. Changes in Securities and Use of Proceeds..............................  17
       ITEM 3. Defaults Upon Senior Securities  18....................................  18
       ITEM 4. Submission of Matters to a Vote of Security Holders....................  18
       ITEM 5. Other Information......................................................  18
       ITEM 6. Exhibits and Report on Form 8-K........................................  19

Signatures............................................................................  20

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  CDNOW, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                 September 30,        December 31,
                                                                                      1998                1997
                                                                               ------------------  ------------------
ASSETS
CURRENT ASSETS:
Current assets:
Cash and cash equivalents                                                           $ 59,563,026        $ 10,686,001
Short-term investments                                                                        --           1,003,045
Accounts receivable (net of reserves of $119,732 and $77,000)                            811,175             324,411
Prepaid expenses and other                                                             9,170,725           2,457,958
                                                                                    ------------        ------------
     Total current assets                                                             69,544,926          14,471,415
PROPERTY AND EQUIPMENT, NET                                                            4,129,299           1,884,296
OTHER ASSETS                                                                           3,897,161              92,714
                                                                                    ------------        ------------
                                                                                    $ 77,571,386        $ 16,448,425
                                                                                    ============        ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable                                                                      $          --        $  5,575,288
Current portion of long term debt                                                        635,160             361,562
Accounts payable                                                                       9,324,304           8,981,430
Accrued expenses                                                                       2,821,178             579,413
Other current liabilities                                                                100,295             191,727
                                                                                    ------------        ------------
     Total current liabilities                                                        12,880,937          15,689,420
                                                                                    ------------        ------------

LONG TERM DEBT                                                                         1,130,484             962,144
DEFERRED RENT LIABILITY                                                                  160,990              56,717
REDEEMABLE SERIES A AND B CONVERTIBLE
   PREFERRED STOCK                                                                            --           9,492,594
                                                                                    ------------        ------------

COMMITMENTS AND CONTINGENCIES (Note 4)
SHAREHOLDERS' EQUITY (DEFICIT):
Preferred stock, no par value, 20,000,000 shares authorized, 254,582
Redeemable Series A Convertible and 1,605,505 Redeemable Series B
Convertible shares issued and outstanding at December 31, 1997
Common Stock, no par value, 50,000,000 shares authorized 17,674,336 and              101,482,736             579,549
 7,845,684 shares issued and outstanding
Common stock, no par value                                                           101,482,736             579,549
Additional paid-in capital                                                             4,325,817           1,325,817
Deferred compensation                                                                   (246,679)           (434,776)
Accumulated deficit                                                                  (42,162,899)        (11,223,040)
                                                                                    ------------        ------------
Total shareholders' equity (deficit)                                                  63,398,975          (9,752,450)
                                                                                    ------------        ------------
                                                                                    $ 77,571,386        $ 16,448,425
                                                                                    ============        ============

        The accompanying notes are an integral part of these statements.

                                  CDNOW, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                             Three Months Ended                     Nine Months Ended
                                                               September 30,                          September 30,
                                                          1998                1997                1998               1997
                                                   ------------------  ------------------  ------------------  ----------------
NET SALES                                               $ 13,879,775         $ 3,906,661        $ 35,503,805       $ 9,452,864
COST OF SALES                                             10,980,974           3,059,849          28,549,562         7,333,069
                                                        ------------         -----------        ------------       -----------
  Gross profit                                             2,898,801             846,812           6,954,243         2,119,795
                                                        ------------         -----------        ------------       -----------
OPERATING EXPENSES:
  Operating and development                                2,390,004             631,727           5,155,718         1,444,011
  Sales and marketing                                     12,938,039           2,341,655          31,293,668         3,603,238
  General and administrative                               1,047,175             522,911           2,781,334         1,266,296
                                                        ------------         -----------        ------------       -----------
                                                          16,375,218           3,496,293          39,230,720         6,313,545
                                                        ------------         -----------        ------------       -----------
  Operating Loss                                         (13,476,417)         (2,649,481)        (32,276,477)       (4,193,750)
INTEREST INCOME                                             (787,183)            (92,655)         (2,015,234)          (94,045)
INTEREST EXPENSE                                              68,160              23,156             563,074            29,961
                                                        ------------         -----------        ------------       -----------
NET LOSS                                                 (12,757,394)         (2,579,982)        (30,824,317)       (4,129,666)
ACCRETION OF PREFERRED STOCK TO REDEMPTION VALUE
                                                        ------------         -----------        ------------       -----------
REDEMPTION VALUE.................................                 --            (263,748)           (115,542)         (263,748)
                                                        ------------         -----------        ------------       -----------


Net Loss Applicable to Common Shareholders              $(12,757,394)        $(2,843,730)       $(30,939,859)      $(4,393,414)
                                                        ============         ===========        ============       ===========
Net Loss Per Common Share                                     $(0.74)             $(0.36)             $(2.10)           $(0.56)
                                                        ============         ===========        ============       ===========
Weighted Average Number of Common Shares                  17,141,221           7,845,684          14,764,870         7,845,684
 Outstanding                                            ============         ===========        ============       ===========


        The accompanying notes are an integral part of these statements.

                                  CDNOW, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                           1998               1997
                                                                                    ------------------  -----------------
OPERATING ACTIVITIES:
  Net loss                                                                               $(30,824,317)       $(4,129,666)
  Adjustments to reconcile net loss to net cash used in operating activities--
     Depreciation and amortization                                                          1,566,344            438,503
     Provision for returns and doubtful accounts                                              121,732              5,000
     Increase in operating assets and liabilities--
         Accounts receivable                                                                 (603,416)           (54,875)
         Prepaid expenses and other                                                        (4,966,500)          (490,824)
         Accounts payable                                                                     264,972          3,194,675
         Accrued expenses                                                                   2,241,765            254,117
         Deferred revenue                                                                     (88,171)            44,602
         Deferred rent liability                                                              104,273                 --
                                                                                         ------------        -----------
         Net cash used in operating activities                                            (32,183,318)          (738,468)
                                                                                         ------------        -----------
INVESTING ACTIVITIES:
  Sales and maturities of short-term investments                                            1,003,045            245,641
  Purchases of short-term investments                                                              --           (983,600)
  Purchases of property and equipment                                                      (2,320,232)        (1,287,956)
  Acquisition of a business                                                                  (423,694)                --
                                                                                         ------------        -----------
     Net cash used in investing activities                                                 (1,740,881)        (2,025,915)
                                                                                         ------------        -----------
FINANCING ACTIVITIES:
  Borrowings on term loans payable                                                              4,871            218,563
  Payments on term loans payable                                                              (47,433)           (14,546)
  Payments on notes payable                                                                        --           (200,000)
  Repayment of Series A Notes and warrants                                                 (5,777,500)                --
  Proceeds from sale of Preferred stock                                                            --          9,252,491
  Repayment of advances due to related parties                                                 (3,261)                --
  Payments on capitalized lease obligations                                                  (296,325)           (29,744)
  Proceeds from warrants exercised                                                             59,890                 --
  Proceeds from options exercised                                                             128,820                 --
  Proceeds from issuance of Common stock, net                                              88,732,162                 --
                                                                                         ------------        -----------
     Net cash provided by financing activities                                             82,801,224          9,226,764
                                                                                         ------------        -----------
INCREASE IN CASH AND CASH EQUIVALENTS                                                      48,877,025          6,462,381
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             10,686,001            775,865
                                                                                         ------------        -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $ 59,563,026        $ 7,238,246
                                                                                         ============        ===========

        The accompanying notes are an integral part of these statements

                                  CDNOW, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 -- BASIS OF PRESENTATION

  The consolidated financial statements of CDnow, Inc. and its subsidiaries (collectively, the "Company") included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the three and nine month periods ended September 30, 1997 and 1998.

  The interim operating results of the Company may not be indicative of operating results for the full year.

NOTE 2 -- THE COMPANY

  The Company is an online retailer of compact discs ("CDs") and other music-related products. The Company's revenues are almost entirely derived from the sale of pre-recorded music and music-related products. The Company contracts with outside vendors for fulfillment services to deliver its products to customers. Therefore, the Company maintains no inventories.

  Since inception (February 12, 1994), the Company has incurred significant losses, and as of September 30, 1998 had accumulated losses of $43.6 million. For the year ended December 31, 1997, and the nine months ended September 30, 1998, the Company's net losses were $10.7 million and $30.8 million, respectively. The Company intends to continue investing heavily in marketing and promotion, strategic alliances, Web site development and technology, and development of its administrative organization. As a result, the Company believes that it will continue to incur substantial operating losses for the foreseeable future. Because the Company has relatively low product gross margins, achieving profitability given planned spending levels depends upon the Company's ability to generate and sustain substantially increased revenue and gross margins. There can be no assurance that the Company will be able to generate sufficient revenues or gross margins to achieve or sustain profitability in the future.

NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of CDnow, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Management's Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Common Share. The Company has presented net loss per share amounts for the three and nine month periods ended September 30, 1997 and 1998 pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" and the Securities and Exchange Commission Staff Accounting Bulletin No. 98.

  Basic loss per share was computed by dividing net loss applicable to common shareholders by the weighted average number of shares of Common stock outstanding during the three and nine months ended September 30, 1997 and 1998. Diluted loss per share has not been presented, since the impact on loss per share using the treasury stock method is anti-dilutive due to the Company's losses.

Cash and Cash Equivalents. For the purposes of the consolidated statements of cash flows, the Company considers investment instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents are comprised of investments in money market funds, government mortgage backed bonds and highly rated corporate securities.

Revenue Recognition. Net sales, which consist primarily of recorded music sold via the Internet, include outbound shipping and handling charges and are recognized when the products are shipped. The Company records a reserve for estimated returns, which is based on historical return rates.

Operating and Development Expenses. Operating and development expenses consist principally of payroll and related expenses for store management, development, editorial, and network operations personnel and consultants and expenses for systems and telecommunications infrastructure, and royalties paid by the company in return for licensing of ratings, revenues, sound samples and other information.

Advertising Expense. Advertising costs are included in sales and marketing expenses and are charged to expense as incurred. Such costs were $2,136,187 and $23,695,757 for the nine months ended September 30, 1997 and 1998, respectively. The Company gives merchandise credit to the providers of various small Web sites through its Cosmic Credit Program. Expenses related to this program are included in sales and marketing expenses. The Company estimates the amount of unused credits and includes this amount in accrued expenses.

Public Offerings. On February 13, 1998 the Company consummated an initial public offering of its Common Stock (the "Initial Public Offering"). The Company sold 4,561,250 shares (including 461,250 shares upon the exercise of the underwriters' overallotment option on March 4, 1998) of its common stock, no par value, at an initial public offering price of $16.00 per share. After deducting the underwriters' discount and other offering expenses, the net proceeds to the company were $67,077,862.

  On July 28, 1998 the Company consummated a second public offering of its Common Stock (the "Secondary Offering"). The Company sold 1,250,000 shares of its common stock, no par value, at a public offering price of $18.50 per share. After deducting the underwriters' discount and other offering expenses, the net proceeds to the company were $21,654,300.

Comprehensive Income. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company has adopted SFAS 130 in 1998. There are no other comprehensive income items for the nine months ended September 30, 1997 and 1998, and accordingly this adoption has no impact on the financial results of the Company for the three and nine month periods ended September 30, 1997 and 1998.

NOTE 4 -- COMMITMENTS AND CONTINGENCIES

Yahoo! Agreement. On September 2, 1998, the Company entered into a global merchant agreement with Yahoo! Inc. (the "Yahoo! Agreement"), extending and expanding upon earlier agreements with Yahoo! of August 1997 and March 1998. Under the Yahoo! Agreement: (i) the Company continues to be granted music-retail exclusivity on music-related search-results pages on Yahoo!'s main directory, www.yahoo.com, (ii) is integrated into other areas of the Yahoo! Service, including Yahoo! Mail and (iii) becomes the premier music retailer on many of Yahoo!'s international sites. The term of the Yahoo! Agreement ends on December 31, 2000, except for presence on the international sites, which ends in March, 2000. The Company may terminate the Yahoo! Agreement earlier upon payment of a specified termination fee. Coincident with the Yahoo! Agreement, Yahoo! agreed to purchase up to $2 million in newly-issued common shares of the Company, of which $1 million was invested in September 1998, and the remainder is to be invested as of December 31, 1999.

Excite Agreement. On September 30, 1997, the Company entered into a two-year agreement with Excite, Inc. (the "Excite Agreement"), pursuant to which the Company became the exclusive retail music store sponsor of the

Webcrawler.com Web site. The Excite Agreement requires the Company to pay Excite a set-up fee, an annual exclusivity fee and an annual sponsorship fee for ongoing programming, links, placements, advertisements and promotions. The Excite Agreement will expire in January 2000.

Lycos Agreement. On March 26, 1998, the Company entered into an agreement with Lycos, Inc. (the "Lycos Agreement"), pursuant to which the Company became the exclusive retail music store sponsor of the www.lycos.com and www.tripod.com Web sites. The Lycos Agreement has a term of three years and will expire in August 2001. The Company has issued 82,224 shares (the "Lycos Shares") of common stock to Lycos. The Lycos Shares vest as Lycos delivers certain required minimum page views, as defined in the Lycos Agreement. The Company has the right to repurchase any of the Lycos shares that do not become vested at a price of $0.01 per share. The Company will measure the stock granted as it vests. If Lycos is unable to deliver a number of guaranteed minimum impressions, some of the Lycos shares may not vest.

Lycos Bertelsmann Agreement. On April 2, 1998, the Company entered into an agreement with Lycos Bertelsmann GMBH & Co. KG (the "Lycos Bertelsmann Agreement"), pursuant to which the Company became the exclusive music retailer on certain Lycos Bertelsmann branded Web services in Europe, as defined in the Lycos Bertelsmann Agreement. The Lycos Bertelsmann Agreement has a three year term expiring in April 2001.

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

Other Agreements. On January 5, 1998 the Company entered into a strategic alliance with GeoCities pursuant to which the Company has been designated as the exclusive music retailer as well as one of four key commerce partners that occupy a premier position on certain pages of the GeoCities Web site. The Company also has committed to make payments under advertising and linking agreements with Rolling Stone Network, America Online with respect to the Love@AOL service, and with certain other parties.

Payments Under Marketing Agreements and Strategic Alliances. The Company is required to pay aggregate minimum fixed fees of $9.3 million, $27.4 million, $26.7 million and $3.6 million during the remaining three months of 1998 and the years ending December 31, 1999, 2000 and 2001, respectively, under the Company's marketing agreements and strategic alliances.

  The Company expects to amortize the costs associated with its marketing agreements and strategic alliances over the contract terms, with the amortization method primarily based on the rate of delivery of a guaranteed number of impressions to be received during the contract term.

General. Many of the Company's agreements, including the Yahoo!, Excite, Lycos and Lycos Bertelsmann Agreements, contain provisions which may require additional payments to be made by the Company based on factors such as click-throughs and new customers generated. To date, the amount of such payments has not been material. Such payments are expensed as incurred. The Company will continue to evaluate the realizability of assets recorded, if any, related to the Yahoo!, Excite, Lycos, Lycos Bertelsmann and other agreements, and, if necessary, write down the assets to realizable value.

NOTE 5 -- SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
----------------------------------------------------

  From time-to-time, the Company may publish statements which are not of historical fact, but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.

  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical and anticipated results or other expectations expressed in the Company's forward-looking statements. Such forward-looking statements may be identified by the use of certain forward-looking terminology, such as "may," will," "expect," "anticipate", "intend," "estimate," "believe," "goal," or "continue" or comparable terminology that involves risks or uncertainties. Actual future results and trends may differ materially from historical and anticipated results. This may occur as a result of a variety of factors, including, but not limited to those set forth under "Overview" and "Liquidity and Capital Resources" included in Management's Discussion and Analysis of Financial Condition and Results of Operations section of this document and in the "Risk Factors" section of the Company's prospectus which is part of the Company's Registration Statement on Form S-1 (File No. 333-52367), as amended, as filed with the Securities and Exchange Commission ("SEC"). Particular attention should be paid to the cautionary statements involving the Company's limited operating history, the unpredictability of its future revenues, the unpredictable and evolving nature of its key markets, the intensely competitive online commerce and entertainment environments, the Company's dependence on its strategic alliances and key suppliers and distributors, and the risks associated with capacity constraints, systems development, relationships with artists, and the management of growth. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time-to-time with the SEC and matters generally affecting online commerce and online music retailing.

NOTE 6 -- SUBSEQUENT EVENT

  On October 22, 1998, CDnow and N2K Inc., a Delaware corporation ("N2K"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). The parties will create a new public company to be initially named CDnow/N2K, Inc. ("CDnow/N2K"). The Merger Agreement provides for the merger (the "Merger") of wholly-owned subsidiaries of CDnow/N2K into each of CDnow and N2K. CDnow and N2K will each survive the Merger and become wholly-owned subsidiaries of
CDnow/N2K.   In the Merger, each outstanding share of common stock of CDnow will be converted into one share of CDnow/N2K and each outstanding share of common stock of N2K will be converted into .83 shares of CDnow/N2K. There is no collar on the exchange ratio. As a result, the shareholders of CDnow would own approximately 60% of the combined company and the stockholders of N2K would own approximately 40% of the combined company. The closing stock prices on October 22, 1998, were $9.4375 for CDnow and $5.50 for N2K. The consummation of the Merger is subject to many conditions and no assurance can be given that the Merger will be consummated. A copy of the Merger Agreement is attached in
Exhibit 2.1 to the Company's Form 8-K filed on October 28, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

  This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements address, among other things, the Company's business strategy, including its sales and marketing plans; expectation of future losses; competitive factors; reliance on online and traditional advertising and strategic alliances; use of cash and cash equivalents; reliance on certain vendors; projected capital expenditures; liquidity; Year 2000 disclosure, including statements regarding readiness, remediation, consequences and contingency plans; increased sales in future periods; sales to international customers; the continuation of fluctuations in results of operations, as well as information contained elsewhere in this Report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates," "plans" or similar expressions. These statements are based on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside the Company's control, that could cause
actual results to differ materially from such statements.   The Company
undertakes no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

RECENT DEVELOPMENTS

Proposed Merger with N2K Inc.   On October 22, 1998, CDnow and N2K Inc., a
Delaware corporation ("N2K"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). The parties will create a new public company to be initially named CDnow/N2K, Inc. ("CDnow/N2K"). The Merger Agreement provides for the merger (the "Merger") of wholly-owned subsidiaries of CDnow/N2K into each of CDnow and N2K. CDnow and N2K will each survive the Merger and become
wholly-owned subsidiaries of CDnow/N2K.   In the Merger, each outstanding share
of common stock of CDnow will be converted into one share of CDnow/N2K and each outstanding share of common stock of N2K will be converted into .83 shares of CDnow/N2K. There is no collar on the exchange ratio. As a result, the shareholders of CDnow would own approximately 60% of the combined company and the stockholders of N2K would own approximately 40% of the combined company. The closing stock prices on October 22, 1998, were $9.4375 for CDnow and $5.50 for N2K. The consummation of the Merger is subject to many conditions and no assurance can be given that the Merger will be consummated. A copy of the Merger Agreement is attached in Exhibit 2.1 to the Company's Form 8-K filed on October 28, 1998.

OVERVIEW

  CDnow is a leading online retailer of CDs and other music-related products. Its early entrance into the online music retailing industry has helped the Company gain a well-recognized brand and a large customer base. The Company strives to combine the advantages of online commerce with superior customer focus in order to be the authoritative source for CDs and other music-related products. CDnow's online store, cdnow.com, offers broad selection, informative content, easy-to-use navigation and search capabilities, a high level of customer service, competitive pricing and personalized merchandising and recommendations. Due to the Company's dedicated retail focus, revenues are almost entirely derived from the sale of pre-recorded music and related products, drawing from its comprehensive selection of over 300,000 items.

  CDnow has grown rapidly since its inception in 1994. Of the 738,000 customers who have made purchases since inception through September 30, 1998, 442,000 made their initial purchases during the nine month period ended September 30, 1998. Average daily visits to the CDnow store have grown from approximately 12,000 in January 1996 to approximately 215,000 in September 1998. The Company's net sales grew to $13.9 million in the third quarter of 1998 compared to $11.6 million and $3.9 million in the second quarter of 1998 and the third quarter of 1997, respectively. The Company has also generated significant customer loyalty. Despite the Company's rapid acquisition of new customers, repeat customers accounted for approximately 59% of net sales in the third quarter of 1998.

  The Company believes that the key factors affecting its long-term financial success include its ability to obtain new customers at reasonable costs, retain customers and encourage repeat purchases. The Company seeks to expand its customer base through multiple marketing channels, which include (i) pursuing an aggressive marketing campaign using a combination of online and traditional marketing, (ii) establishing strategic alliances with major Internet content and service providers, (iii) entering into linking arrangements with other Web sites as part of its Cosmic Credit Program and (iv) using direct marketing techniques to target new and existing customers with personalized communications. The Company entered into marketing agreements and strategic alliances with Yahoo!, Excite and GeoCities in August 1997, September 1997 and January 1998, respectively, and has accelerated its marketing campaign since the Company's initial public offering in February 1998 by expanding its relationship with Yahoo! and entering into additional alliances with Lycos, Lycos Bertelsmann, Rolling Stone Network and MTV/VH1.

  Since its inception, the Company has incurred significant net losses and, as of September 30, 1998, had accumulated losses of $43.6 million. As it seeks to expand aggressively, the Company believes that its operating expenses will significantly increase as a result of the financial commitments related to the development of marketing channels, future strategic relationships, and improvements to its Web site and other capital expenditures. The Company expects that it will continue to incur losses and generate negative cash flow from operations for the foreseeable future as it continues to develop its business. Since the Company has relatively low product gross margins, the ability of the Company to generate and enhance profitability depends upon its ability to substantially increase its net sales. To the extent that significantly higher net sales do not result from the Company's marketing efforts, the Company will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of CDs and other music-related products to achieve or maintain profitability on a quarterly or annual basis.

  For the quarter ended September 30, 1998 and the year ended December 31, 1997, international sales accounted for approximately 22% and 29%, respectively, of net sales. While the Company expects that net sales from international markets will continue to represent a significant portion of total net sales, the Company believes that the percentage of its net sales from international markets may decrease in future periods due to the substantial increase in the Company's domestic marketing and advertising expenditures.

RESULTS OF OPERATIONS

  The following table sets forth statement of operations data as a percentage of net sales for the periods indicated:

                                                                             THREE MONTHS                   NINE MONTHS
                                                                                 ENDED                         ENDED
                                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                                             -------------                 -------------
                                                                           1998           1997           1998           1997
                                                                       -------------  -------------  -------------  -------------
Net Sales                                                                     100.0%         100.0%         100.0%         100.0%

Cost of sales........................................................          79.1           78.3           80.4           77.6
                                                                             ------         ------         ------         ------
  Gross profit.......................................................          20.9           21.7           19.6           22.4

Operating Expenses:

  Operating and development..........................................          17.2           16.1           14.6           15.3

  Sales and marketing................................................          93.2           60.0           88.1           38.1

  General and administrative.........................................           7.6           13.4            7.8           13.4
                                                                             ------         ------         ------         ------
  Total operating expense............................................         118.0           89.5          110.5           66.8
                                                                             ------         ------         ------         ------
  Operating loss.....................................................         (97.1)         (67.8)         (90.9)         (44.4)

Interest income (expense), net.......................................           5.2            1.8            4.1            0.7
                                                                             ------         ------         ------         ------
Net loss.............................................................        (91.9)%        (66.0)%        (86.8)%        (43.7)%
                                                                             ======         ======         ======         ======

  Beginning in 1998, the Company determined to include royalties paid on CD sales in return for licensing of ratings, reviews and other information ("Information Royalties") in operating and development expenses rather than in cost of sales, as was previously the case. This change was made based on management's determination that including Information Royalties in operating and development expense was more consistent with the treatment of such expenses by retailers generally. The financial information in this Form 10-Q related to the Company's results of operations for periods prior to 1998 has been restated to reflect this change. Information Royalties were $54,000, $151,027, $131,922 and $269,041, respectively, during the three and nine months ended September 30, 1997 and the three and nine months ended September 30, 1998, respectively. If Information Royalties were included in cost of sales, gross profit margins would have been 20.3%, 20.8%, 19.9% and 18.8% during the three and nine months ended September 30, 1997 and the three and nine months ended September 30, 1998, respectively.

  During the quarter ended September 30, 1998, the Company determined to include credit card processing fees ("Credit Card Fees") in sales and marketing expenses rather than in cost of sales, as was previously the case. This change was made based on management's determination that including Credit Card Fees in sales and marketing expense was more consistent with the treatment of such expenses by retailers generally. The financial information in this Form 10-Q related to the Company's results of operations for periods prior to the quarter ended September 30, 1998 has been restated to reflect this change. Credit Card Fees were $107,256, $246,879, $366,979 and $952,991, respectively, during the three and nine months ended September 30, 1997 and the three and nine months ended September 30, 1998, respectively. If Credit Card Fees were included in cost of sales, gross profit margins would have been 18.9%, 19.8%, 18.2% and 16.9% during the three and nine months ended September 30, 1997 and the three and nine months ended September 30, 1998, respectively.

Net Sales. Net sales primarily reflect the sales of CDs and related merchandise, net of estimated returns, and include outbound shipping and handling charges. Net sales were $13.9 million and $35.5 million for the three and nine months ended September 30, 1998, respectively, representing increases of 255% and 276% over the corresponding periods in 1997. The increase is attributable to continued growth of the Company's customer base and repeat purchases from existing customers. Net sales were favorably affected by increased advertising and promotional activities, including the Company's purchase of advertising during the 1998 Grammy Awards and MTV Video Music Awards, as well as the continued implementation of its strategic alliances. For the three and nine months ended September 30, 1998, the Company added approximately 159,000 and 442,000 new customers, bringing the total number of customers since inception to 738,000 as of September 30, 1998 from 296,000 at December 31, 1997. International sales represented 22% of net sales for each of the three and nine months ended September 30, 1998 compared to 31% and 33% for the corresponding periods in 1997. The Company believes that the decrease in international sales as a percentage of net sales is due to a proportionally larger increase in domestic sales resulting from the substantial increase in domestic marketing and advertising expenditures. Nevertheless, international sales increased to $2.9 million and $7.6 million for the three and nine months ended September 30, 1998, respectively, from $1.3 million and $3.2 million in the corresponding periods of 1997.

Cost of Sales. Cost of sales consists primarily of the cost of merchandise sold to customers, including product fulfillment and outbound shipping and handling. Cost of sales were $11.0 million and $28.5 million for the three and nine months ended September 30, 1998, respectively, compared to $3.1 million and $7.3 million for the corresponding periods in 1997. The Company's gross profit margin decreased to 20.9% and 19.6% for the three and nine months ended September 30, 1998, respectively, compared to 21.7% and 22.4% for the corresponding periods in 1997. The decline in gross margin was attributable to more aggressive pricing of recent releases and popular titles, as well as increased sales discounts offered by the Company. Gross margin for the three months ended September 30, 1998 was 20.9% compared to 20.0% for the three months ended June 30, 1998; this increase was attributable to selective price increases implemented late in the second quarter and an increase in revenues from advertising which has a higher margin than product sales.

Operating and Development Expense.   Operating and development expense consists
primarily of payroll and related expenses for store management, design, development and network operations personnel, systems and telecommunications infrastructure, and royalties paid by the Company on CD sales in return for licensing of ratings, reviews, sound samples and other information. Store development costs are charged to expense as incurred. Operating and development expenses were $2.4 million and $5.2 million, respectively, for the three and nine months ended September 30, 1998 compared to $632,000 and $1.4 million for the corresponding periods in 1997. The increase is attributable to increased staffing and associated costs related to enhancing the features and functionality of the Company's Web site and transaction-processing systems, as well as increased investment in store content, systems and telecommunications infrastructure. As a percentage of net sales, operating and development expense were 17.2% and 14.6% for the three and nine months ended September 30, 1998, respectively, compared to 16.1% and 15.3% for the three and nine months ended September 30, 1997.

Sales and Marketing Expense. Sales and marketing expense consists primarily of payments related to advertising, promotion and strategic alliances as well as payroll and related expenses for personnel engaged in marketing, selling and customer service activities. Sales and marketing expenses were $12.9 million and $31.3 million for the three and nine months ended September 30, 1998, respectively, compared to $2.3 million and $3.6 million for the three and nine
months ended September 30, 1997.   As a percentage of net sales, sales and
marketing expense grew to 93.2% and 88.1% for the three and nine months ended September 30, 1998, respectively, compared to 60.0% and 38.1% for the three and nine months ended September 30, 1997. The increase in both absolute dollars and as a percentage of net sales was primarily attributable to increased online and traditional advertising, including the Company's purchase of advertising during the Grammy Awards and the MTV Video Music Awards, costs associated with the Company's strategic alliances and promotional and public relations expenditures. The Company increased its advertising expense to $9.7 million and $23.7 million for the three and nine months ended September 30, 1998, respectively, compared to $1.6 million and $2.1 million for the three and nine months ended September 30, 1997. In addition, the Company incurred increased staffing and related costs in connection with the implementation of its marketing strategy and customer service activities necessary to support its increased customer base, and increased credit card processing fees related to the growth of revenues.
The Company expects the dollar amount of sales and marketing expense generally, and advertising expense in particular, to continue to increase in future periods. While the Company is hopeful that its net sales will also increase in future periods so that its sales and marketing expense will not continue to represent an increasing percentage of net sales, the Company is not able to predict whether its net sales will increase by a sufficient amount for this to occur. No assurance can be given that the Company will achieve increased net sales or that sales and marketing expense will not increase as a percentage of net sales.

General and Administrative Expense. General and administrative expense consists of payroll and related expenses for executive, accounting and administrative personnel, insurance, professional fees and other general and corporate expenses. General and administrative expenses were $1.0 million and $2.8 million for the three and nine months ended September 30, 1998, respectively, compared to $523,000 and $1.3 million for the three and nine months ended September 30, 1997. The increase in general and administrative expense was primarily due to the hiring of additional personnel and increases in professional fees, as well as the costs associated with becoming a public company. As a percentage of net sales, general and administrative expense decreased to 7.6% and 7.8% for the three and nine months ended September 30, 1998, respectively, from 13.4% and 13.4% for the three and nine months ended September 30, 1997, respectively, as the Company's fixed costs were spread over a larger revenue base.

Net Loss. The Company's net loss was $12.8 and $30.8 million for the three and nine months ended September 30, 1998, respectively, compared to $2.6 million and $4.1 million for the three and nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

  At September 30, 1998 the Company's cash and cash equivalents were $59.6 million compared to $7.2 million at September 30, 1997. In July 1998, the Company consummated a follow-on public offering, selling an aggregate of 1,250,000 shares of Common Stock and raising net proceeds of approximately $21.7 million. In February 1998, the Company consummated its initial public offering, selling an aggregate of 4,561,250 shares (including 461,250 shares sold in March 1998 upon the exercise of the underwriters' overallotment option) of Common Stock and raising net proceeds of approximately $67.0 million. Prior to February 1998, the Company primarily financed its operations through private sales of capital stock (which, through December 31, 1997, totaled $10.5 million, including $9.3 million raised in July and August of 1997), the private sale of $5.8 million of the Series A Notes in November 1997, internally-generated cash flow, advances from related parties and certain other short-term loans.

  Net cash used in operating activities of $32.2 million for the nine months ended September 30, 1998 was primarily attributable to a net loss of $30.8 million and an increase of $5.0 million in prepaid expenses partially offset by a $2.2 million increase in accounts payable and depreciation and amortization of $1.6 million. For the three months ended September 30, 1997, cash used in operating activities of $738,000 resulted primarily from a net loss of $4.1 million largely offset by increases in accounts payable, depreciation and amortization.

  Net cash used by investing activities was $1.7 million for the nine months ended September 30, 1998, and consisted of purchases of equipment of $2.3 million and $424,000 for the acquisition of superSonicBoom, Inc., partially offset by the sale of short-term investments of $1.0 million. Net cash used in investing activities of $2.0 million for the nine months ended September 30, 1997 was attributable to purchases of equipment of $1.3 million and to purchases of short-term investments of $984,000, partially offset by sales and maturities of short-term investments of $246,000.

  Net cash provided by financing activities was $82.8 million for the nine months ended September 30, 1998, and consisted largely of net proceeds of approximately $88.7 million from the Company's 1998 public offerings, offset by the retirement of $5.8 million of the Company's Series A Notes.

  On September 2, 1998, the Company entered into a global merchant agreement with Yahoo! Inc. (the "Yahoo! Agreement"), extending and expanding upon earlier agreements with Yahoo! of August 1997 and March 1998. Under the Yahoo!
Agreement: (i) the Company continues to be granted music-retail exclusivity on music-related search-results pages on Yahoo!'s main directory, www.yahoo.com,
(ii) is integrated into other areas of the Yahoo! Service, including Yahoo! Mail and (iii) becomes the premier music retailer on many of Yahoo!'s international sites. The term of the Yahoo! Agreement ends on December 31, 2000, except for presence on the international sites, which ends on March 31, 2000. The Company may terminate the Yahoo! Agreement earlier upon payment of a specified termination fee. Coincident with the Yahoo! Agreement, Yahoo! agreed to purchase up to $2 million in newly-issued common shares of the Company, of which half was invested in September 1998, and the remainder is to be invested as of December 31, 1999.

  The Company is required to pay aggregate minimum fixed fees of $9.3 million, $27.4 million, $26.7 million and $3.6 million during the remaining three months of 1998 and the years ending December 31, 1999, 2000 and 2001, respectively, under the Company's marketing agreements and strategic alliances.

  The Company expects to fund its future payment obligations under its marketing agreements and strategic alliances from its cash and cash equivalents and from cash generated from future operations and financing activities. As of September 30, 1998, the Company had $59.6 million of cash and cash equivalents. As of that date, the Company's principal commitments consisted of obligations under its strategic alliances as well as obligations outstanding under capital and operating leases. Although the Company has no material commitments for capital expenditures, it anticipates substantial increases in its capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel.

FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS

  The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside the Company's control. Factors that may affect the Company's quarterly operating results include (i) its ability to retain existing customers, attract new customers and maintain customer satisfaction, (ii) the introduction of new or enhanced Web pages, services, products and strategic alliances by the Company and its competitors, (iii) price competition or higher wholesale prices, (iv) the level of use of the Internet and consumer acceptance of the Internet for the purchase of recorded music, (v) seasonality of recorded music sales, (vi) its ability to upgrade and develop its systems and infrastructure and attract qualified personnel, (vii) technical difficulties, system downtime or Internet brownouts, (viii) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure, (ix) the timing of Company promotions and sales programs, (x) the level of merchandise returns experienced by the Company, (xi) government regulation and (xii) general economic conditions and economic conditions specific to the Internet and the music industry.

  The Company expects that it will experience seasonality in its business, reflecting a combination of seasonal fluctuations in Internet usage and traditional retail seasonality patterns affecting sales of recorded music. Sales in the traditional retail music industry are significantly higher in the fourth calendar quarter of each year than in the preceding three-quarters. However, to date, the Company's limited operating history and rapid growth make it difficult to ascertain the effects of seasonality on its business. The Company believes that period-to-period comparisons of the Company's historical results are not necessarily meaningful and should not be relied upon as an indication of future results.

Risks Associated with the Year 2000. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the
applicable year.   In other words, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

  The Company does not believe that it has material exposure to the Year 2000 issue with respect to its own information technology since its existing systems correctly define the year 2000. The Company's non-information technology systems, which include, but are not limited to, systems such as security, heating, ventilating and air conditioning systems and facsimile machines are not considered by the Company to be date sensitive to the Year 2000 and, therefore, do not raise Year 2000 issues.

  The Company is currently conducting an analysis to determine the extent to which its major suppliers' systems (insofar as they relate to the Company's business), including, but not limited to, the systems of credit card processors, telecommunications providers, product distributors and companies with whom the Company has strategic alliances, are subject to the Year 2000 issue. The Company is currently unable to predict the extent to which the Year 2000 issue will affect its suppliers, or the extent to which it would be vulnerable to the suppliers' failure to remediate any Year 2000 issues on a timely basis. The failure of a major supplier subject to the Year 2000 to convert its systems on a timely basis or a conversion that is incompatible with the Company's systems could have a material adverse effect on the Company. In addition, most of the purchases from the Company's store are made with credit cards via the Internet, and the Company's operations may be materially adversely affected to the extent its customers are unable to use their credit cards or access the Internet due to the Year 2000 issues that are not rectified by their credit card vendors or by those organizations responsible for maintaining and providing access to the Internet.

  The Company intends to actively work with and encourage its suppliers to minimize the risks of business disruptions resulting from Year 2000 issues and develop contingency plans where necessary. Such plans may include, but are not limited to, using alternative suppliers and establishing contingent supply arrangements. The Company expects to have such plans in place by June 30, 1999.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) On February 13, 1998, the Company consummated its initial public offering (the "Offering") of its common stock, no par value (the "Common Stock"). The registration statement relating to this offering (File No. 333-41241) was declared effective on February 9, 1998. BT Alex. Brown and Nations Banc Montgomery Securities LLC were the managing underwriters of the Offering. The Offering terminated on March 4, 1998 upon the consummation of the sale of all of shares subject to the underwriters' over-allotment option. The number of shares registered, the aggregate price of the offering amount registered, the amount sold and the aggregate offering price of the amount sold by the Company and certain shareholders of the Company in the Offering were as follows:

                                           Shares             Aggregate           Amount Sold             Aggregate
                                           ------             ---------           -----------             ---------
                                       Registered      Price Registered                                  Price Sold
                                       ----------      ----------------                                  ----------
The Company                             4,561,250           $72,980,000             4,561,250           $72,980,000
The Selling Shareholders                  153,750           $ 2,460,000               153,750           $ 2,460,000

  The Company incurred the following expenses with respect to the Offering during the period February 13, 1998 through June 30, 1998, none which were direct or indirect payments to directors, officers, general partners of the Company or their associates or to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company:

             Underwriting                               Underwriter's
                Discounts                               -------------
          And Commissions        Finders' Fees               Expenses          Other Expenses          Total Expenses
          ---------------        -------------               --------          --------------          --------------
               $5,108,600                   $0                     $0                $703,538              $5,812,138

(b) On July 28, 1998, the Company consummated a secondary public offering of its Common Stock (the "Secondary Offering"). The registration statement relating to this offering (File No. 333-52367) was declared effective on July 28, 1998. BT Alex. Brown was the managing underwriter of the Offering. The number of shares registered, the aggregate price of the offering amount registered, the amount sold and the aggregate offering price of the amount sold by the Company and one shareholder of the Company in the Offering were as follows:

                                           Shares             Aggregate           Amount Sold             Aggregate
                                           ------             ---------           -----------             ---------
                                       Registered      Price Registered                                  Price Sold
                                       ----------      ----------------                                  ----------
The Company                             1,250,000           $23,125,000             1,250,000           $23,125,000
The Selling Shareholder                    80,000           $ 1,480,000                80,000           $ 1,480,000

  The Company incurred the following expenses with respect to the Offering during the period July 28, 1998 through September 30, 1998, none which were direct or indirect payments to directors, officers, general partners of the Company or their associates or to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company:


        Underwriting                                    Underwriter's
           Discounts                                    -------------
     And Commissions             Finders' Fees               Expenses          Other Expenses          Total Expenses
     ---------------             -------------               --------          --------------          --------------
          $1,212,500                        $0                     $0                $258,200              $1,470,700

(c) On September 2, 1998, the Company sold 106,101 shares of its Common Stock at a price of $9.425 per share to an accredited investor coincident with entering into a strategic alliance with that investor. The net proceeds to the Company were $1,000,000. The Company believes that this transaction was exempt from registration under Section 4(2) of the Act because the subject securities were sold to an accredited investor, which was purchasing for investment without a view to further distribution.

(d)   Use of Proceeds.    The net offering proceeds to the Company after
deducting the foregoing discounts, commissions, fees and expenses were $88,732,162. An estimate of how these proceeds were used by the Company during the period February 9, 1998 through September 30, 1998 is as follows:

Construction of plant, building and facilities                  $         0

Purchase and installation of machinery and equipment              2,481,088

Purchases of real estate                                        $         0

Acquisition of other businesses                                     423,694

Repayment of indebtedness                                         5,775,500

Online and Traditional Advertising                                9,326,777

Strategic Alliances                                              10,707,315

Working capital                                                   4,128,598

Temporary investments (money market account)                     55,889,190

  None of the foregoing expenses constituted direct or indirect payments to directors, officers, general partners of the Company or their associates or to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


Exhibit
Number                                          Description
-------                                         -----------
3.1                Amended and Restated Articles of Incorporation of the Company.*

3.2                Amended and Restated Bylaws of the Registrant.*

3.3                Amendment No. 1 to Amended and Restated Bylaws of the Registrant*

27.1               Financial Data Schedule.**

* Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-41241).
** Filed herewith.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CDNOW, INC.
                                 (REGISTRANT)



Date: November 6, 1998                           /S/    Jason Olim
                                        ---------------------------------------
                                                               Jason Olim
                                                         Chairman, President &
                                                        Chief Executive Officer

                                                 /S/    Joel Sussman
                                        ---------------------------------------
                                                              Joel Sussman
                                                          Vice President and
                                                        Chief Financial Officer




/S/    Joel Sussman
Joel Sussman
Vice President and
Chief Financial Officer