Form 10-K405
period 1998-12-31
CDNOW INC
filed 1999-03-16
CIK 1050372

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended   DECEMBER 31, 1998
                                           ----------------------------
                                       or
[   ]    Transition report pursuant to section 13 or 15(d) of the Securities
                             Exchange Act of 1934
          For the transition period from ____________ to ___________

                       COMMISSION FILE NUMBER   0-23753

                                  CDNOW, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER.)

        Pennsylvania                                             23-2813867
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                             Identification No.)



     1005 Virginia Drive
 Fort Washington, Pennsylvania                                      19034
(Address of principal executive offices)                         (Zip Code)


       Registrant's telephone number, including area code: 215-619-9900

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

    Title of each class:            Name of each exchange on which registered:
           None                                      None
--------------------------          -------------------------------------


          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          Common Stock, no par value
             ----------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days:   YES  X       NO ______
                                         ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $170,239,936. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the National Market of The Nasdaq Stock Market on March 11, 1999. For purposes of this calculation only, the registrant has defined affiliates as including all directors and executive officers. In making such calculation, registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock.

The number of shares of the registrant's Common Stock outstanding as of March 11, 1999 was 17,799,167.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                                  CDNOW, INC.

                            FORM 10-K ANNUAL REPORT
                    For Fiscal Year Ended December 31, 1998

                               TABLE OF CONTENTS

PART I                                                                                                   Page
                                                                                                         ----
Item 1.   Business....................................................................................     1

Item 2.   Properties..................................................................................    14

Item 3.   Legal proceedings...........................................................................    14

Item 4.   Submission of Matters to a Vote of Security Holders.........................................    15

PART II

Item 5.   Market for registrant's common equity and related stockholder matters.......................    16

Item 6.   Selected financial data.....................................................................    17

Item 7.   Management's discussion and analysis of financial condition and results of operations.......    18

Item 7A.  Qualitative and quantitative disclosure about market risk...................................    25

Item 8.   Financial statements and supplementary data.................................................    25

Item 9.   Changes in and disagreements with accountants on accounting and financial disclosure........    25


PART III

Item 10.  Directors and executive officers of the registrant..........................................    26

Item 11.  Executive compensation......................................................................    27

Item 12.  Security ownership of certain beneficial owners and management..............................    30

Item 13.  Certain relationships and related transactions..............................................    31

PART IV

Item 14.  Exhibits, financial statement schedules, and reports on form 8-K............................    33

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to outsourcing trends as well as other trends in the telemarketing industry and the overall domestic economy, the Company's business strategy including the markets in which it operates, the services it provides, its ability to attract new clients and the customers it targets, the benefits of certain technologies the Company has acquired or plans to acquire and the investment it plans to make in technology, the Company's plans regarding international expansion, the implementation of quality standards, the seasonality of the Company's business, variations in operating results and liquidity, as well as information contained elsewhere in this Report where statements are preceded by, followed by or include the words "believes," "expects,""anticipates" or similar expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.


                                    PART I

ITEM 1. BUSINESS
        --------

     CDnow, Inc. is a leading retailer of CDs and other music-related products. CDnow's online store offers broad selection, information, easy-to-use navigation and search capabilities, a high level of customer service, competitive pricing and personalized merchandising. Customers may choose from more than 390,000 CDs and other merchandise. CDnow believes that it offers customers an online selection of readily available products that is five to ten times greater than a typical music retailer maintains in store. The CDnow store also assists music buyers with approximately 430,000 music samples and 160,000 product notes, reviews, editorials and related articles, including reviews and articles from Rolling Stone, MTV/VH1, CMJ and CDnow's editorial staff. The CDnow store is open 24 hours a day, seven days a week and offers its customers convenient and timely product delivery, including an overnight delivery option.

     CDnow has grown rapidly since its launch in 1994. More than 983,000 customers have made purchases from 1994 through December 31, 1998. More than 686,000 of these customers made their first purchases during the year ended December 31, 1998. Average daily visits to the CDnow store increased from approximately 12,000 in January 1996 to approximately 308,000 in December 1998. CDnow's net sales grew to $20.9 million for the fourth quarter of 1998 compared to $13.9 million for the third quarter of 1998 and $7.9 million for the fourth quarter of 1997.

     CDnow believes it has a significant number of loyal customers. Despite the rapid increase in new customers, sales to existing customers accounted for approximately 56% of net sales in the fourth quarter of 1998.

     CDnow began as a sole proprietorship in February 1994 and became a Pennsylvania corporation in April 1995. CDnow's principal offices are located at:

     CDnow, INC.
     1005 Virginia Avenue
     Fort Washington, Pennsylvania 19034
     (215) 619-9900

RECENT DEVELOPMENTS

     Proposed Merger with N2K Inc. On October 22, 1998, CDnow and N2K Inc., a Delaware corporation, entered into an Agreement and Plan of Merger which was amended and restated on January 29, 1999. The parties will create a new public company to be initially named CDnow/N2K, Inc. ("CDnow/N2K"). The merger agreement provides for the merger of wholly-owned subsidiaries of CDnow/N2K into each of CDnow and N2K Inc. CDnow and N2K will each survive the merger and become wholly-owned subsidiaries of CDnow/N2K. In the merger, each outstanding share of common stock of CDnow will be converted into one share of CDnow/N2K and each outstanding share of common stock of N2K will be converted into .83 shares of CDnow/N2K. There is no collar on the exchange ratio. As a result, the shareholders of CDnow would own approximately 60% of the combined company and the stockholders of N2K Inc. would own approximately 40% of the combined company. The closing stock prices on October 22, 1998, were $9.4375 for CDnow and $5.50 for N2K Inc. The consummation of the merger is subject to many conditions and no assurance can be given that the Merger will be consummated. A copy of the merger agreement, as amended, is attached as Appendix I to the Company's Definitive Proxy Statement filed on February 17, 1999.

INDUSTRY OVERVIEW

     CDnow believes that a significant opportunity exists for the online retail sale of music on the Internet. According to the International Federation of the Phonographic Industry, worldwide sales of pre-recorded music and music videos in 1997 were approximately $38.1 billion, of which one-third was in North America. Online music retailers currently account for a small but growing portion of total sales. Jupiter Communications estimates that sales of pre-recorded music over the Internet will grow on a worldwide basis from approximately $47 million in 1997 to $1.6 billion in 2002.

     A number of characteristics of online music retailing make the online sale of pre-recorded music particularly attractive relative to traditional retail stores. The online environment offers many data management and multimedia features which enable consumers to listen to sound samples, search for music by genre, title or artist and access a wealth of information and events, including reviews, related articles, music history, news and recommendations. Online retailers can more easily obtain extensive demographic and behavioral data about their customers, providing them with greater direct marketing opportunities and the ability to offer a more personalized shopping experience. In addition, online retailers can also offer consumers significantly broader product selection, the convenience of home shopping and 24-hour-a-day, seven-day-a-week operations, available to any location, foreign or domestic, that has access to the Internet.

     While physical store-based music retailers must make significant investments in inventory, real estate and personnel for each store location, online retailers incur a fraction of these costs, generally use centralized distribution, and have virtually unlimited merchandising space. Traditional retailers are compelled to limit the amount of inventory they carry at each store and focus on a smaller selection of faster-selling hit releases. As a result, we believe that a typical music store may carry up to 12,000 merchandise units and a megaspore may carry up to 50,000 merchandise units compared to the more than 375,000 merchandise units offered by the CDnow store. According to Jupiter, approximately 80% of unit sales at traditional retail stores come from approximately 20% of the available titles. Online retailers can offer consumers a broader range of titles and information and can also offer products from a wider range of music labels, including smaller independent labels which account for an increasing percentage of new titles. According to Sounds can, independent labels accounted for 21% of the total music market in 1996 versus 12% in 1992. While independent labels released 66% of new titles in 1996, traditional music stores often lack the capacity to stock or promote the vast majority of these titles.

     CDnow also believes that online retailers will benefit from the changing demographic profile of music consumers. According to the Recording Industry Association of America, domestic purchases of recorded music by persons age 30 and over have increased from approximately 34% of total U.S. sales in 1996 to approximately 48% of sales, or approximately $5.9 billion, in 1997. CDnow believes that the Internet represents a particularly attractive medium for retailing to customers in this age group as they are typically less hits-driven than younger age groups and are more likely to purchase a wide variety of titles. These customers generally can afford to buy more titles at one time, have access to computers and use the Internet and have credit cards with which to make electronic payments.

THE CDNOW ONLINE RETAIL STORE

     CDnow strives to make the CDnow store informative and authoritative. Customers may easily learn about, discover and purchase CDs and other music-related products. CDnow designed its store to be intuitive and easy to use. CDnow's store, allows customers to find and order a CD with a minimum of effort.

     CDnow offers many attractive features for music shoppers. Customers can focus their searches, browse among top sellers and other featured titles, read reviews, listen to music samples, participate in promotions and check order status. New users may access an information page that CDnow specifically designed to give shoppers a quick understanding of the site and its many features.

     Merchandising CDnow currently offers:

     . more than:                       additional products, including

     . 325,000 CDs,                     . T-shirts,
     . 40,000 movies,                   . DADS and
     . 10,000 music videos and          . CD-ROMS.

     To encourage purchases, CDnow features various promotions on a rotating basis throughout the store. CDnow adjusts pricing strategies and tactics as necessary to maintain competitiveness. CDnow generally prices recent releases and popular titles aggressively. CDnow reduces shipping costs for larger orders to encourage customers to purchase multiple titles.

     Personalization. CDnow launched its My CDnow service in September 1998 to provide customers with customized and personalized features. CDnow believes that these features will increase customer retention, likelihood of purchases and average order sizes. CDnow provides customers with:

     .    recommendations using artificial intelligence technology;
     .    the ability to rate albums the customer owns;
     . a "wish list" capability to keep track of albums the customer intends to purchase at a later date;
     . a "gift registry" that allows visitors to purchase albums as gifts for participating customers;
     .    automatic log in;
     .    one-click order feature;
     .    a "favorite artists" list;
     .    order history; and
     .    frequent buyer points and credit information.

     Searching. Through CDnow's "Fast find" search engine, customers can quickly and easily navigate the store to find CDs and other products of interest. Customers can search for products based on artist, album title, song title, record label, musical genre or release date for new releases. CDnow recently upgraded its search engine using Verity, Inc.'s K. search technology. This technology helps customers make successful searches even with incomplete or misspelled artists' names. By clicking on the album title, a visitor can browse among CDnow's database of reviews, cover art, sound samples and album notes. Through CDnow's "Lexicon" feature, customers can browse alphabetical lists based on artists, types of products, record labels and album cover art.

     Content and Music Discovery. CDnow believes that effective use of content encourages purchases by customers who may be browsing the site without a specific title in mind. CDnow's online store contains music samples, extensive information with regard to titles, reviews, editorials, ratings and articles on music topics and other information. To help customers browse and discover CDs, the CDnow store is organized into seven music spaces:

      . Rock/Pop                . Country/Folk          . Children
      . Jazz/Blues              . World/New Age         . Classical
      . Urban/Electronic

     The main page of each space features links to genre-specific lists, articles, reviews and contests. Within each space, customers can browse sale items, new releases, advance orders and charts, read exclusive CDnow reviews, listen to music samples and purchase CDs recommended by CDnow.

     Since February 1998, to enhance the attractiveness of its online store to customers, CDnow has entered into agreements with:

     . MTV/VH1-CDnow may use the MTV and VH1 brand names in conjunction with the display of MTV and VH1 content, music reviews and music news.

     . Rolling Stone Network-CDnow may use Rolling Stone's brand name in conjunction with the display of cover art and excerpts of feature stories, record reviews, artist biographies and music news from current and past editions of Rolling Stone magazine.

     . The CMJ New Music Report and CMJ New Music Monthly-CDnow has access to more than 30,000 reviews from CMJ.

     .    Billboard magazine top seller music charts.

     Custom Compilations. CDnow offers customized CDs through its stores as a result of its acquisition of supersonic Boom, Inc. Customers can build full-length CDs from a collection of individual songs from major artists. CDnow manufactures and ships each custom CD from its Fort Washington facility. The customer can choose from a catalogue of more than 60,000 songs to build his or her custom CD. CDnow is currently offering a Valentine's Day collection, and intends to offer more collections in the future. In addition, CDnow sells custom CDs in volume to other companies for use by such companies in promotions they run from time to time.

     Purchasing. Once a customer selects a CD, he or she simply clicks on the price to add products, including advance orders of yet-to-be released products, to their virtual shopping carts. Customers can add and remove products from their shopping carts as they browse, prior to making a final purchase. The shopping cart page displays each item that has been placed in the cart, including title, price and any applicable discount. To purchase, customers select the shipping and payment methods, if desired, gift wrapping and a personalized message. Then the customer clicks on the "Place Order" button. Customers can also create a wish list of products they may want to purchase on future visits. The wish list is a special section of the My CDnow service where items may be stored between visits.

     Payment. Customers may pay for orders with credit cards, personal checks or money orders. For convenience, CDnow enables customers to store credit card information on CDnow's secure server, thereby avoiding the need to re-enter this information when making future purchases. CDnow offers customers a variety of shipping options, including overnight delivery. CDnow automatically confirms each order by e-mail within minutes after the final order is placed and subsequently confirms shipment of each order by e-mail. CDnow offers a money-back return policy.

     Distribution and Filling Orders. CDnow's inventory is owned and held by outside vendors who ship directly to CDnow's customers. The breadth of the inventory maintained by these vendors provides CDnow with the ability to maintain high order fill rates. CDnow updates its site daily with inventory information received from its vendors, which enables customers to check the availability of products before ordering. CDnow electronically transmits orders to its outside vendors at least once daily. These vendors ship orders using a CDnow label and invoice, in most cases within a day after an order is placed with CDnow.

     Multilingual Capabilities. CDnow generated approximately 22% of its net sales from international markets for the year ended December 31, 1998. CDnow offers foreign language versions of its Web site that contain translation of account registration and ordering instructions and supports its international sales efforts with customer service representatives fluent in these languages. CDnow currently offers versions of its online store in the following foreign languages:

      . Spanish            . Portuguese
      . French             . Japanese
      . German             . Dutch
      . Italian

MARKETING AND PROMOTION

     CDnow designed its marketing and promotion strategy to broaden awareness of the CDnow brand, increase customer traffic to CDnow's Web site and encourage new and repeat purchases. CDnow markets and promotes its brand using marketing agreements, online and traditional advertising, CDnow's Cosmic Credit Program, and direct marketing. CDnow believes that using these multiple marketing channels reduces reliance on any one source of customers, maximizes brand awareness and lowers average customer acquisition cost.

MARKETING AGREEMENTS

     CDnow believes that marketing agreements with major Internet service and content providers and global music-oriented media companies can be a significant source of new customers. CDnow has the following marketing agreements and arrangements:

     Yahoo! On September 2, 1998, the CDnow entered into a global merchant agreement with Yahoo! Inc., extending and expanding upon earlier agreements with Yahoo! of August 1997 and March 1998. Under the Yahoo! agreement:

     . CDnow continues to be granted music-retail exclusivity on music-related search results pages on Yahoo!'s main directory, www.yahoo.com;

     . CDnow is integrated into other areas of the Yahoo! Service, including Yahoo! Mail;

     . CDnow becomes the premier music retailer on many of Yahoo!'s international sites;

     . the term of the Yahoo! agreement ends on December 31, 2000. CDnow may terminate the Yahoo! agreement earlier upon payment of a specified termination fee; and

     . coincident with the Yahoo! agreement, Yahoo! agreed to purchase up to $2 million in newly issued shares of CDnow common stock, of which $1 million was invested in September 1998, and the remainder is to be invested as of December 31, 1999.

     WebCrawler. CDnow and Excite have entered into an agreement under which CDnow is designated as the exclusive online music retailer within Excite's WebCrawler service. Excite has granted CDnow the exclusive right to sponsor targeted links, advertising banners and specific keywords for online retail music purchases within WebCrawler. The agreement also requires Excite to deliver a minimum number of links and banners on the WebCrawler service during each year of the agreement and limits Excite's ability to include advertising for other music retailers on the WebCrawler service.

     GeoCities. CDnow and GeoCities, Inc. have entered into an agreement under which CDnow is designated as the exclusive retailer of music and video products and one of the four key commerce partners that will occupy a premier position on certain portions of the GeoCities Web site. The agreement requires GeoCities to deliver a minimum number of impressions per month, with each impression consisting of a user's viewing of a page on the GeoCities site containing a link to CDnow's Web site. The initial term of the agreement expired in February 1999, and has been extended for two months while the companies discuss terms for renewing the agreement.

     Lycos. CDnow and Lycos have entered into an agreement designating CDnow as the exclusive music retailer for the Lycos and Tripod Web sites. Lycos has granted CDnow the exclusive right to sponsor targeted links, relevant content and promotions throughout the Lycos and Tripod Web sites. In addition, CDnow has a right-of-first-refusal regarding any music retail opportunities on the Lycos and Tripod Web sites. The agreement requires Lycos and Tripod to deliver a minimum number of CDnow-branded page views during each year of the term, and precludes Lycos and Tripod from entering into new agreements regarding advertising for other music retailers throughout the Lycos and Tripod Web sites. The agreement expires in August 2001.

     Lycos Bertelsmann. CDnow and Lycos Bertelsmann have entered into an agreement designating CDnow as the exclusive music retailer for Lycos Bertelsmann's Web services in various European countries, and CDnow has been granted the exclusive right to sponsor targeted Links, advertising banners, specific keywords, and relevant content on the Lycos Bertelsmann sites. In addition, CDnow has a right-of-first-refusal regarding any opportunities that Lycos Bertelsmann offers to any other entity that principally sells music products. The agreement requires Lycos Bertelsmann to deliver a minimum number of page views during each year of the term. The term of the agreement expires in April 2001.

     Rolling Stone Network. CDnow and Rolling Stone Network have entered into an agreement designating CDnow as the only World Wide Web-based music retailer that may use the Rolling Stone brand name in conjunction with the display of cover art and excerpts of feature stories, record reviews , artist biographies and music news from current and past editions of Rolling Stone magazine. In addition, CDnow is the exclusive online music retailer on the JAMtv and Rolling Stone Network Web sites with the exclusive right to sponsor targeted links, relevant content and promotions. The agreement also requires the delivery of a minimum number of page views on the JAMtv and Rolling Stone Network Web sites during each year of the agreement. CDnow has also agreed to purchase targeted print, radio broadcast and other promotional advertising from JAMtv and Straight Arrow, the publisher of Rolling Stone magazine.

     MTV/VH1. Under the MTV/VH1 alliance, CDnow is the premier online retailer of recorded music on the MTV and VH1 cable television channels with preferred advertising rights with respect to special events and promotions, including exclusive online sponsorship of the 1998 Video Music Awards. The alliance with MTV/VH1 entitles CDnow to use the MTV and VH1 brand names in conjunction with the display of MTV and VH1 content, music reviews and music news and provides CDnow with integrated links from the MTV and VH1 Web sites. CDnow also has certain rights of first refusal to be the exclusive online music retailer of the 1999 and 2000 Video Music Awards with a portion of its minimum annual payments applicable, at CDnow's option, to such sponsorship.

ONLINE AND TRADITIONAL ADVERTISING

     CDnow promotes its brand using a combination of online and traditional advertising. CDnow advertises on the sites of major internet content and service providers, including Alta Vista, Microsoft Network and targeted music-related sites such as Billboard Magazine's online site. As part of these arrangements, CDnow typically purchases banner advertisements, often in conjunction with specified search keywords or on contextually appropriate pages, that allow consumers to immediately click through to the CDnow site. The significant flexibility of online advertising allows CDnow to quickly adjust its advertising plans in response to seasonal and promotional activities.

     CDnow believes that traditional advertising is a key ingredient in building brand recognition and promoting the benefits of online retail shopping. Traditional advertising can be an effective means of promoting widespread brand awareness and attracting traditional retail consumers to CDnow's online store including consumers with little or no history of online purchases. CDnow's traditional advertising efforts have included radio advertising in major markets, print advertising in music-related publications and television advertising. CDnow has purchased television advertising on such programs as MTV's 1998 Video Music Awards, VH1's Flashback Week and the 1998 and 1999 Grammy Awards.

COSMIC CREDIT PROGRAM

     Through its Cosmic Credit Program, as of December 31, 1998, CDnow has arrangements with over 145,000 small Web sites, typically fan sites devoted to particular music artists. Approximately 135,000 of these sites have enrolled since December 31, 1997. CDnow provides Cosmic Credit sites with embedded hyperlinks through which potential customers can immediately be connected to the CDnow site. CDnow pays Cosmic Credit participants commissions in store credit or cash based upon the dollar amount of purchases made by persons using the link. These highly focused, music-oriented sites are a significant source of traffic and new customers for CDnow. Cosmic Credit participants sign up online and are listed inside the CDnow store to assist CDnow's customers in finding these sites. CDnow rewards the best Cosmic Credit sites with special incentives.

DIRECT MARKETING

     CDnow uses direct marketing techniques to target new and existing customers with communications and promotions. CDnow sends a personalized e-mail newsletter, The CDnow Update, to its customers. This e-mail newsletter includes purchase recommendations based on demonstrated customer preferences and prior purchases. The newsletter also includes more general information concerning new releases and promotions. In addition, CDnow targets e-mail communications to persons who have registered at the CDnow store but have not made purchases, to new customers and to customers who have not made recent purchases. Through these customized programs, CDnow hopes to further stimulate demand, increase repeat purchases, build customer loyalty, and better understand customer preferences.

CUSTOMER SERVICE

     CDnow believes that a high level of customer service and support is critical to retaining and expanding its user base. CDnow customer service representatives are available 24 hours a day on weekdays and from 10:00 a.m. to 6:00 p.m. Eastern Time on weekends to provide assistance via e-mail, phone or fax. CDnow strives to answer all inquiries within 24 hours. CDnow currently has approximately 75 customer service representatives, including representatives fluent in nine foreign languages. Customer service representatives handle questions about orders, assist customers in finding CDs and other music-related products and register a customer's credit card information over the telephone. Customer service representatives are a valuable source of feedback regarding user satisfaction.

DISTRIBUTION AND FILLING ORDERS

     CDnow does not carry an inventory and relies exclusively on third party vendors for distribution and filling orders. CDnow believes that this distribution strategy allows it to offer extensive selection while avoiding the high fixed costs and capital requirements associated with owning and warehousing product inventory and the significant operational effort associated with same-day shipment. CDnow has experienced a return rate of approximately one percent of all merchandise sold.

     Since August 1994, CDnow has primarily used Valley Media to fill orders for CDs, cassettes and vinyl records produced in the U.S. CDnow transmits data to Valley through a secure network to ensure customer security and data integrity. Valley picks, packs and ships customer orders and charges CDnow for merchandise, shipping and handling. In most cases, products are shipped within two business days after an order is placed with CDnow. CDnow performs customer billing through a third-party credit card processor. To date, Valley has satisfied CDnow's requirements on a timely basis. For the twelve months ended December 31, 1998, payments to Valley accounted for approximately 85% of CDnow's cost of sales. For the year ended December 31, 1997, payments to Valley accounted for approximately 81% of CDnow's cost of sales. CDnow's agreement with Valley expires in June 1999. Valley may terminate its existing agreement with CDnow upon 30 days' written notice, if Valley discontinues filling orders for all of its online service customers.

     Since May 1997, CDnow has used MSI to fill orders for CDs produced by non-U.S. labels. Beginning in July 1998, CDnow has also utilized MSI to provide an additional 60,000 international titles from a fulfillment center in the Netherlands servicing primarily European markets.

TECHNOLOGY

     CDnow has developed technologies and implemented systems to support distributed, reliable and scalable online retailing in a secure and easy-to-use format. Using a combination of proprietary solutions and commercially available, licensed technologies, CDnow has deployed systems for online content dissemination, online transaction processing, customer service, market analysis and electronic data interchange.

     Multimedia and User Database. CDnow has developed a database management system to index, retrieve and manipulate product information, content, product catalog, orders and transactions, and customer information. This system allows for rapid searching, sorting, viewing and distribution of a large volume of content including audio samples, music reviews, track lists, cover art and photos. CDnow uses Oracle 7.3.3 and 7.3.4 as the technology for database management. In December 1997, CDnow deployed a data warehouse that enables it to access detailed transaction and customer interaction data and perform sophisticated market analysis and predictive modeling.

     Store Architecture. CDnow's hardware and software systems are based upon a distributed transaction processing model that allows applications to be distributed among multiple parallel servers. Many of the software components, and the pages of the CDnow online store, are developed using a proprietary technology that extends HTML with product, transaction, retail, and advanced programming constructs. This technology results in the separation of the page look and feel from the individual data elements and their associated database lookups thus reducing software updates for changes to the CDnow online store and minimizing the engineering required to maintain a growing amount of items and content. CDnow's technology also enables other internet sites with different formats to integrate CDnow store elements such as search, artist and album pages.

     Interfaces. CDnow has developed technologies and tools for managing interfaces with internet service and content providers. A switchboard system and linking interface are made available to businesses with which CDnow has developed marketing arrangements and to Cosmic Credit sites. These technologies and tools and the switchboard system and linking interface allow the linking of external internet sites, banners, and promotions to items and functions contained in the CDnow store. CDnow's Online Marketing group uses proprietary tools to manage the marketing and Cosmic Credit relationships in an efficient manner. CDnow has developed similar systems and tools for its Customer Service department. The ability to manage customer accounts and orders enables CDnow's Customer Service department to add capacity effectively and communicate efficiently, thereby responding to most inquiries within 24 hours. These systems automate many routine communications and allow customers to better manage their accounts and orders.

     Fault Tolerance and Scalability. CDnow's hardware servers, storage systems, internet connections and networks allow its online systems to operate continuously and enable it to maintain a 24-hour-a-day, seven-day-a-week retail store. CDnow runs its Oracle databases and Web servers on a series of Sun Enterprise 4000 servers which are able to respond to software or hardware failure. CDnow maintains dedicated connections to the internet lines provided by multiple internet service providers. This technology, combined with the architecture of the systems, allows CDnow to increase capacity by adding new components or servers while maintaining performance and cost effectiveness. CDnow uses both proprietary and commercially available tools to monitor and manage these systems with minimal operator participation.

     Security. CDnow employs both commercial and proprietary firewalls integrated into the architecture of its system to keep its internet connections secure. CDnow uses the Netscape SSL Commerce Server for secure electronic transactions over the internet and uses proprietary electronic data interchange interfaces and private networks to ensure the security of customer order information and credit card transactions shared with its vendors and credit card processor.

     Advanced Technologies. CDnow continually evaluates emerging technologies and new developments in many areas including electronic commerce, database management and networking. CDnow is currently evaluating technologies that allow for the digital distribution of music recordings. Since April 1997, CDnow has been using collaborative filtering to make personal music recommendations in its customer newsletter, The CDnow Update. CDnow makes online recommendation technology available to its shoppers through the Album Advisor feature, which was introduced in January 1998.

COMPETITION

     The online commerce market is new, rapidly evolving and intensely competitive. CDnow expects competition to further intensify. Barriers to entry are minimal, and a competitor can launch a new site at a relatively low cost. In addition, the broader retail music industry is intensely competitive. CDnow currently competes with a variety of companies, including:

 .    online vendors of music, music videos and other related products;
 .    online service providers which offer music products directly or in cooperation with other retailers;
 .    traditional retailers of music products, including specialty music retailers;
 .    other retailers that offer music products, including mass merchandisers, superstores and consumer electronic stores; and
 .    non-store retailers such as music clubs. Many of these traditional retailers also support dedicated Web sites that compete directly with CDnow.

     CDnow believes that the principal competitive factors in its online market are brand recognition, selection, price, effectiveness of advertising and other customer acquisition efforts, variety of value-added services, ease of use, site content, quality of service and technical expertise. Many of CDnow's current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than CDnow. CDnow is aware that certain of its competitors have adopted and may continue to adopt aggressive pricing or inventory availability policies and devote substantially more resources to Web site and systems development than CDnow. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise.

     There can be no assurance that CDnow will be able to compete successfully against current and future competitors. New technologies and the expansion of existing technologies may increase the competitive pressures of

CDnow. For example, applications that select specific titles from a variety of Web sites based on factors such as price may channel customers to online retailers that compete with CDnow. In addition, many companies that allow access to transactions through network access or Web browsers promote CDnow's competitors and could charge CDnow a substantial fee for inclusion.

INTELLECTUAL PROPERTY

     CDnow regards its trademarks, trade secrets and similar intellectual property as valuable to its business, and CDnow relies on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, partners and third parties to protect its proprietary rights. There can be no assurance that the steps taken by CDnow will be adequate to prevent misappropriation or infringement of its intellectual property.

     CDnow has licensed in the past, and expects that it may license in the future, some of its proprietary rights, such as trademarks or copyrighted material, to third parties. While CDnow attempts to ensure that the quality of its brand is maintained by such licensees, there can be no assurance that such licensees will not take actions that might materially adversely affect the value of CDnow's proprietary rights or reputation, which could have a material adverse effect on CDnow. See "Risk Factors-We may not be able to protect our proprietary rights and may infringe on the proprietary rights of others, both of which would have a material adverse effect on our business."

EMPLOYEES

     As of December 31, 1998, CDnow had 191 full-time and 20 part-time employees. CDnow also employs independent contractors and other temporary employees in its editorial, operations and administrative functions. None of CDnow's employees is represented by a labor union under a collective bargaining agreement. CDnow considers its employee relations to be good. Competition for qualified personnel in CDnow's industry is intense, particularly among software development and other technical staff. CDnow believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel. See "Risk Factors-Our success is dependent on our key personnel, who may decide not to continue to work for CDnow/N2K, and we may not be able to hire enough qualified personnel to meet our hiring needs."

RISK FACTORS

WE HAVE A HISTORY OF LOSSES AND WE EXPECT FUTURE LOSSES.

     CDnow has incurred significant losses since inception. We cannot assure that we will ever be profitable. CDnow had net losses of $10.7 million for the year ended December 31, 1997 and $43.8 million for the year ended December 31, 1998. As of December 31, 1998, CDnow had accumulated losses of $55.1 million. We anticipate that we will continue to incur substantial expenses for the following purposes:

 .    marketing and promotion, including agreements with internet content and service providers;
 .    web site development and enhancement; and
 .    reorganization and development of our combined administrative organization.

     We hope that the combination of our business with N2K Inc., pursuant to our proposed merger, will enable us to reduce our combined expenses so that they are significantly less than the sum of the expenses we would incur if we continue as separate entities. However, we cannot assure that we will be successful in our effort to reduce our combined expenses. Even if we are able to realize these cost savings as a result of the merger, we expect to incur substantial operating losses for the foreseeable future. Moreover, because our products have low gross margins, we must generate substantially increased net sales to achieve profitability.

IF CUSTOMERS DO NOT ACCEPT ELECTRONIC COMMERCE, WE WILL BE MATERIALLY ADVERSELY AFFECTED.

     Customers may not accept the use of electronic commerce. If electronic commerce does not continue to grow or grows more slowly than expected, we will be materially adversely affected. Our long term success is dependent on widespread consumer acceptance of electronic commerce. There are a number of factors that could prevent or delay consumer acceptance, including the following:

 .    electronic commerce is at an early stage of acceptance;
 .    the necessary network infrastructure for substantially increased purchase volumes may not be adequately developed;
 .    increased government regulation may adversely impact the viability of electronic commerce;
 .    insufficient availability of telecommunications services or changes in telecommunication services could result in slower response times, which could adversely impact electronic commerce; and
 .    adverse publicity and consumer concern about the security of electronic commerce transactions could discourage its acceptance and growth.

WE COMPETE WITH AMAZON.COM AND OTHER ONLINE RETAILERS AND TRADITIONAL MUSIC RETAILERS WHO MAY BE MORE SUCCESSFUL THAN WE ARE IN ATTRACTING AND RETAINING CUSTOMERS.

     Competition in our business is intense. We will be materially adversely affected if we cannot compete successfully.

     Barriers to entry in our business are minimal and a competitor can launch a new site at relatively low cost. We have always confronted a large number of online competitors. In June 1998, Amazon.com launched an online music business and, based on its announced third quarter 1998 revenue, became the largest online retailer of music and music related products although our combined revenues would have made us larger for this period. Other large entities, including Tower Records, Columbia House and Best Buy, have launched online music retailing efforts. Moreover, competition in the broader retail music industry also affects our business. Among our competitors are the following:

 .    online vendors of music, music videos and other related products;
 .    online service providers that offer music directly or in cooperation with other retailers;
 .    traditional retailers of music products, including specialty music retailers;
 .    other retailers that offer music products, including mass merchandisers, superstores, discount stores and consumer electronic stores;
 .    non-store retailers such as music clubs; and
 .    record companies and other entities who may make available digitally downloaded music.

     Many of our competitors have much greater financial, marketing and other resources than ours. This may place us at a disadvantage in responding to our competitors' pricing strategies, technological advances, advertising campaigns and other initiatives. In addition, recently developed technologies have increased competitive pressures on CDnow. For example, applications that can indicate which online site has the lowest price for a particular title could direct customers to our competitors' sites. We cannot assure that we will compete successfully in this environment.

WE RELY ON MARKETING AGREEMENTS AND ONLINE AND TRADITIONAL ADVERTISING WHICH MAY NOT GENERATE THE ANTICIPATED NUMBER OF NEW CUSTOMERS EVEN THOUGH WE MUST MAKE SUBSTANTIAL PAYMENTS UNDER THESE AGREEMENTS.

     If we are unable to further develop and successfully administer our marketing agreements and advertising campaigns, we will be materially adversely affected. To attract customers, we entered into agreements with online search and other internet service providers. We also utilize online advertising and traditional advertising. If these alliances and advertising campaigns, in which we make significant investments, do not generate the expected number of new customers or if we are unable to renew on successful terms marketing agreements, we will be materially adversely affected.

     We may enter into additional marketing agreements in the future. The success of these relationships depends on the amount of increased traffic we receive from the internet sites of these online search and other internet service providers. We cannot assure that these arrangements will generate the expected number of new customers. Moreover, we may not be able to renew on successful terms marketing agreements or enter into new agreements with others. In addition, we cannot assure that our advertising campaigns will be successful.

WE RELY ON VALLEY MEDIA, INC. TO FILL OUR CUSTOMERS' ORDERS. IF WE ARE UNABLE TO MAINTAIN THIS RELATIONSHIP OR FIND A REPLACEMENT ON THE SAME OR BETTER TERMS, THEN OUR ABILITY TO DISTRIBUTE TO OUR CUSTOMERS IN A COST EFFICIENT MANNER WILL BE IMPEDED.

     If our relationship with Valley Media, Inc. is unexpectedly terminated, we could be materially adversely affected, particularly if the termination occurs during the fourth quarter of the calendar year, a period when a high percentage of music sales are made. Orders for recorded music items for CDnow are primarily filled by Valley Media. We cannot fill customers' orders on our own. Therefore, our business is dependent on maintaining the relationship with Valley Media or on establishing new relationships with companies who provide similar services. We cannot assure that we will maintain the relationship with Valley Media or find a replacement vendor capable of filling our customers' orders on satisfactory terms.

     CDnow's agreement with Valley Media terminates in June 1999. Also, if Valley Media decides to stop providing services to all of its online customers, Valley Media may terminate its agreements with us on 30 days' written notice. To date, Valley Media has satisfied our requirements on a timely basis. However, if Valley Media is unable to satisfy our increasing requirements on a timely basis, or terminates or chooses not to renew its current agreements with us, we will be materially adversely affected.

     We also rely on single vendors to fill orders with respect to internationally manufactured recorded music items and other product lines that we carry. If we lose any one vendor, our sales of the product line serviced by the vendor could be materially adversely affected. While we attempt to negotiate multi-year contracts with vendors to ensure the availability of merchandise, we cannot assure that our vendors will continue to sell merchandise to us on acceptable terms. Moreover, we cannot assure that, if necessary, we could establish relationships with suitable vendors on a timely basis and on acceptable commercial terms. If we are unable to maintain suitable relationships with vendors, we will be materially adversely affected.


WE COULD EXPERIENCE SYSTEM FAILURES AND CAPACITY CONSTRAINTS WHICH WOULD INTERFERE WITH ACCESS TO OUR ONLINE STORE.

     Any system interruptions that cause our online stores to be unavailable or that reduce our ability to process transactions could materially adversely affect us. Further, if we do not appropriately expand and upgrade our systems and infrastructure, we will suffer a material adverse affect. Our business depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Interruptions could result from natural disasters as well as power loss, telecommunications failure and similar events. We have had system interruptions in the past and expect further interruptions in the future. We do not have fully redundant systems or a formal disaster recovery plan. Additionally, we may not carry sufficient business interruption insurance to compensate us for losses that may occur.

     As traffic in our online stores continues to increase, we must expand and upgrade our technology, transaction processing systems, network infrastructure and customer service capabilities. We may not be able to accurately project the rate of increase in our online stores. In addition, we may not be able to expand and upgrade our systems and infrastructure and customer service capabilities to accommodate increased use of our online stores.


WE MAY BE NEGATIVELY AFFECTED BY SECURITY BREACHES WHICH COULD AFFECT OUR ABILITY TO MAINTAIN SECURITY OF OUR CUSTOMERS' INFORMATION AND OUR ABILITY TO ATTRACT AND RETAIN CUSTOMERS.

     If security breaches of our customer information or other information occurs, we may be materially adversely affected. The security of proprietary information is a concern in our business. If we are unable to protect our customer or other information, concern regarding the security of confidential information may deter consumers from shopping with us or engaging in online commerce, and we could be materially adversely affected. We believe that concern regarding the security of confidential information transmitted over the internet, such as credit card numbers, prevents many potential customers from engaging in online transactions.

     To protect confidential information, we rely on encryption technology, which transforms information into a "code" designed to be unreadable by third parties and authentication technology which utilizes passwords and other information to prevent unauthorized persons from accessing a customer's information. These measures cannot guarantee that physical or electronic break-ins, viruses or similar problems will not occur. If a person circumvents our security measures, he or she could misappropriate proprietary information or cause interruptions in our operations. Security breaches that result in access to confidential information could damage our reputation and expose us to a risk of loss or liability. We may be required to make significant expenditures and expend considerable personnel effort to protect against security breaches or remedy problems caused by these breaches. We cannot assure that our security measures will prevent such breaches.

WE RELY ON INTERNALLY AND EXTERNALLY DEVELOPED SOFTWARE, WHICH IF NOT CONTINUALLY UPDATED WILL MATERIALLY ADVERSELY AFFECT OUR ABILITY TO RETAIN AND ATTRACT CUSTOMERS.

     If we do not continually improve our internally and externally developed software, we will be materially adversely affected because our competitors may provide superior services to our current and potential customers. We use internally and externally developed software for our online stores, search engines and almost all aspects of our transaction processing and order management systems. As our business grows, we will have to modify internally developed software and upgrade or acquire externally developed software to accommodate increased traffic in our online stores or increased volume in our transaction processing order management systems. If we fail to make modifications when needed, we may experience any one or more of the following undesirable effects:

 .    unanticipated system disruptions;
 .    slower response time;
 .    impaired quality and speed of filling orders;
 .    degradation in customer service; or
 .    delays in reporting accurate financial information.

     Any of these events could have a material adverse effect on us.

WE MAY BE MATERIALLY ADVERSELY AFFECTED BY RAPID TECHNOLOGICAL CHANGE IF WE ARE UNABLE TO RESPOND TIMELY AND EFFECTIVELY.

     If we are not able to successfully respond to online commerce's rapid technological change, we will be materially adversely affected. Our success will depend upon our ability to respond to such developments in a timely and cost-effective manner. For example, new technology which could be used for the illegal electronic distribution of recordings and other material could have a detrimental effect on our business by reducing the market for our products. Although the Recording Industry Association of America, in concert with various recording and technology companies, has launched an initiative to develop a technology for the digital distribution of music, this initiative may not succeed in reducing the risk of illegal distribution of recordings in digital form or in any form. Similarly, technological developments could provoke significant changes to the way in which recorded music is produced and distributed, thereby requiring us to acquire, implement and adopt new technology and distribution systems.

WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY RIGHTS AND MAY INFRINGE ON THE PROPRIETARY RIGHTS OF OTHERS, BOTH OF WHICH WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

     Our efforts to establish and protect our proprietary rights may be inadequate to prevent misappropriation or infringement of our proprietary property. Some of our proprietary rights are licensed to third parties. There is a risk that these licensees will take actions that materially adversely affect the value of our proprietary rights or reputation.

     It is possible that we may be the subject of infringement claims because of our relationship with the CDnow Cosmic Credit sites and use of unlicensed information. CDnow established a network of links with numerous small online sites through its Cosmic Credit program. These online sites, which typically are fan sites devoted to popular musical artists, permit customers to connect to CDnow's site through an embedded hyperlink. CDnow gives Cosmic Credit participants commissions in store credit or cash based upon the dollar amount of purchases made by persons using the link. Many of the Cosmic Credit sites are not officially sanctioned by the artists on whom the sites are focused. Moreover, many of the sites do not have licenses for the use of any proprietary intellectual property which they display on their sites. In addition, CDnow's primary provider of artist and music-related information, including photographs, articles and reviews advised CDnow that it may not have a license to distribute some of this information.

     From time to time, we have been subject to claims alleging infringement of intellectual property of others. To date, we have not suffered material harm from these claims. However, such claims could have a material adverse effect on us in the future, particularly if we are unsuccessful in defending against them.

WE ARE SUBJECT TO GOVERNMENT REGULATION AND LEGAL LIABILITIES WHICH MAY BE COSTLY AND MAY INTERFERE WITH OUR ABILITY TO CONDUCT BUSINESS.

     If we become subject to claims that we have violated U.S. or foreign laws, we could be materially adversely affected even if we successfully defend against these claims. Moreover, new laws that impose restrictions on our ability to follow current business practices or increase our costs of doing business could also materially adversely affect us. Laws and regulations directly applicable to online commerce or internet communications are becoming more prevalent. These laws and regulations could expose us to substantial liability.

     The most recent session of Congress and the European Union have recently enacted laws and regulations concerning the internet, and there is uncertainty regarding their marketplace impact. In addition, various jurisdictions already have enacted laws covering intellectual property, privacy, libel and taxation that are not specifically directed to online commerce but that could impact our business.

     Legal rights to use some content on the internet are not clearly settled. Our ability to rely on exemptions or defenses under copyright law is uncertain. We believe that our use of third party material in our online stores is permitted under current provisions of copyright law. It is possible that the law could develop in a fashion that would prohibit us from having rights to downloadable music samples as well as artist, record and other information. We could be materially adversely affected if we are no longer able to use this information.

     In addition, the growth of the internet, coupled with publicity regarding internet fraud, may lead to the enactment of more stringent consumer protection laws. These laws may impose additional burdens on our business.

WE MAY BE SUBJECT TO LEGAL LIABILITY FOR PUBLISHING OR DISTRIBUTING CONTENT OVER THE INTERNET WHICH MAY BE COSTLY FOR US TO DEFEND.

     We may be subject to legal claims relating to the content in our online stores, or the downloading and distribution of the content. For example, persons may bring claims against us if material deemed inappropriate for viewing by young children can be accessed from our online stores. Claims could also involve matters such as defamation, invasion of privacy and copyright infringement. Online services have been sued in the past (sometimes successfully) based on the content of material on the internet. Our insurance may not cover claims of this type, or may not provide sufficient coverage. We could suffer a material adverse effect if costs resulting from these claims are not covered or significantly exceed our coverage.

WE MAY BE SUBJECT TO LIABILITY FOR SALES AND OTHER TAXES.

     We could suffer a material adverse effect if sales and similar taxes are imposed on our business, or if penalties are assessed on us for past nonpayment of these taxes. We do not collect sales or other similar taxes in most states. Recently adopted legislation provides that, prior to October 2001, a state cannot impose sales taxes on products sold on the internet unless such taxes could be charged on non-internet transactions involving these products. During this moratorium, it is possible that taxing mechanisms may be developed that would, following the moratorium, impose increasing sales and similar tax burdens on us. If these burdens are placed on us, we could suffer a material adverse effect. In addition, foreign jurisdictions may claim that we are subject to taxation because we conduct transactions with their citizens.

OUR SUCCESS IS DEPENDENT ON OUR KEY PERSONNEL, WHO MAY DECIDE NOT TO CONTINUE TO WORK FOR CDNOW, AND WE MAY NOT BE ABLE TO HIRE ENOUGH QUALIFIED PERSONNEL TO MEET OUR HIRING NEEDS.

     We will be materially adversely affected if we cannot hire and retain suitable executive management team members and personnel. We believe that our success will depend on continued employment of the executive management team designated to serve following the merger with N2K Inc. If one or more members of our management team become unable or unwilling to continue in their present positions, we could be materially adversely affected. In addition, our success also depends upon continued service by key sales, marketing and support personnel and our ability to hire additional personnel as our business grows.

OUR COMPUTER SYSTEMS AND THOSE OF OUR KEY SUPPLIERS AND SERVICE PROVIDERS MAY NOT BE YEAR 2000 COMPLIANT WHICH MAY CAUSE SYSTEM FAILURES AND DISRUPTIONS OF OPERATIONS.

     The Year 2000 issue could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices or engage in similar normal business activities which may materially adversely affect us. To date, we have experienced very few problems related to Year 2000 problems and we do not believe that we have material exposure to the Year 2000 issue with respect to our information systems as these systems correctly define the Year 2000.

     We are currently conducting an analysis to determine the extent to which the systems of third parties raise Year 2000 issues may affect us. However, we cannot assure that the primary provider we use to fill our orders for direct-to-consumer music products, Valley Media, will, in fact be year 2000 compliant on a timely basis. Generally, we are unable to predict the extent to which the Year 2000 issue will effect our suppliers, or the extent to which we would be vulnerable to our suppliers' failure to remediate any Year 2000 issues on a timely basis. The failure of a major supplier subject to the Year 2000 issue to convert its systems on a timely basis or a conversion that is incompatible with our systems could have a material adverse effect on us, which is not currently quantifiable. In addition, most of the purchases from our online stores are made with credit cards, and our operations may be materially adversely affected to the extent our customers are unable to use their credit cards due to Year 2000 issues that are not rectified by credit card providers.


ITEM 2. PROPERTIES
        ----------

     CDnow's executive offices are located in, and substantially all of its operating activities are conducted from, leased office space located in Fort Washington, Pennsylvania. CDnow has leased this facility, which contains approximately 60,000 square feet, under a lease that expires in 2006. CDnow does not own any real estate.

ITEM 3. LEGAL PROCEEDINGS
        -----------------

     From time to time, the Company is involved in litigation incidental to its business. In the opinion of management, no litigation to which the Company is currently a party is likely to have a material adverse effect on the Company's results of operations, financial condition or liquidity, if decided adversely to the Company.

     CDnow has been named a party in an action entitled Rubin v. Rosen et al. (Docket No. 16743 NC, filed in the Chancery Court of Delaware for the County of New Castle). CDnow believes that the claims are without merit and intends to defend the action vigorously. As of the date hereof, CDnow has not been served with notice that it will appear in court to defend the action. From time-to-time, CDnow may be involved in litigation relating to claims arising out of its ordinary course of business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

     The Company's Common Stock trades on the National Market segment of the Nasdaq Stock Market under the symbol "CDNW." The following table sets forth, for the periods indicated, the high and low sales prices as quoted on the Nasdaq Stock Market.

     Period                                                        High     Low
     ------                                                        ----     ---
     Fiscal 1998:
             First Quarter (beginning February 10, 1998)......    $27.25  $18.25
             Second Quarter...................................    $39.00  $16.00
             Third Quarter....................................    $27.50  $ 7.00
             Fourth Quarter...................................    $39.25  $ 7.06

     As of March 11, 1999 there were 171 holders of record of the Company's Common Stock. On March 11, 1999, the closing sale price of the Common Stock as reported by the Nasdaq Stock Market was $16.94.

     The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain its earnings to finance future growth and working capital needs and therefore does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA
        -----------------------

     The following selected financial data are derived from the financial statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and the consolidated financial statements and related notes thereto included in Item 8.

                                           PERIOD FROM
                                            INCEPTION
                                          (FEBRUARY 12,
                                             1994) TO
                                           DECEMBER 31,                   YEAR ENDED DECEMBER 31,
                                                         -------------------------------------------------------
                                               1994          1995          1996          1997           1998
                                          -------------  -----------   ------------- ------------   ------------
STATEMENT OF OPERATIONS DATA:
Net sales..............................    $    103,116   $2,176,474   $ 6,300,294   $ 17,372,795   $ 56,394,606
Cost of sales..........................          92,962    1,815,672     5,074,087     13,847,773     45,250,328
                                          -------------  -----------   -----------   ------------   ------------
Gross profit...........................          10,154      360,802     1,226,207      3,525,022     11,144,278
Operating expenses:
Operating and development..............          26,946      149,982       669,280      2,541,434      8,000,023
Sales and marketing....................          12,945      229,912       765,156      9,607,603     44,572,304
General and administrative.............          28,712      180,573       563,593      1,953,078      4,446,995
Dispute settlement.....................              --           --     1,024,030             --             --
                                          -------------  -----------   -----------   ------------   ------------
Total operating expenses...............          68,603      560,467     3,022,059     14,102,115     57,019,322
                                          -------------  -----------   -----------   ------------   ------------
Operating loss.........................         (58,449)    (199,665)   (1,795,852)   (10,577,093)   (45,875,044)
Interest income (expense), net.........              --       (1,248)      (14,556)      (170,312)     2,106,123
                                          -------------  -----------   ------------   ------------   ------------
Net loss...............................         (58,449)    (200,913)   (1,810,408)   (10,747,405)   (43,768,921)
Accretion of preferred stock to
     redemption value..................              --           --            --       (410,103)      (115,542)
                                          -------------  -----------   -----------   ------------   ------------
Net loss applicable to common
     shareholders......................    $    (58,449)  $ (200,913)  $(1,810,408)  $(11,157,508)  $(43,884,463)
                                          =============  ===========   ===========   ============   ============
Net loss per common share..............    $      (0.01)  $    (0.03)  $     (0.29)  $      (1.42)  $      (2.79)
                                          =============  ===========   ===========   ============   ============
Weighted average number of common
     shares outstanding................       6,000,000    6,000,000     6,139,072      7,845,684     15,712,857
                                          =============  ===========   ===========   ============   ============

                                                                    AS OF DECEMBER 31,
                                        ------------------------------------------------------------------------
                                               1994         1995          1996           1997           1998
                                        ---------------  -----------  ------------   ------------   ------------
BALANCE SHEET DATA:
Cash and cash equivalents..............      $    2,008  $    43,812  $    775,865   $ 10,686,001   $ 49,041,370
Working capital (deficit)..............         (42,206)    (235,478)      231,455     (1,218,005)    42,408,170
Total assets...........................          25,765      268,468     1,575,459     16,448,425     69,043,043
Long-term debt, excluding current
    portion............................              --        9,519        91,133        962,144      1,750,892
Redeemable convertible preferred stock               --           --            --      9,492,594             --
Total shareholders' equity (deficit)...         (18,449)     (99,362)      514,017     (9,752,450)    51,138,937

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

OVERVIEW

     CDnow believes that the key factors affecting its long-term financial success include its ability to obtain new customers at reasonable costs, retain customers and encourage repeat purchases. CDnow continuously seeks to expand its customer base through multiple marketing channels, which include:

 .    pursuing an aggressive marketing campaign using a combination of online and traditional marketing;

 .    establishing marketing agreements with major internet and proprietary online content and service providers;

 .    entering into linking arrangements with other Web sites as part of its
     Cosmic Credit Program; and

 .    using direct marketing techniques to target new and existing customers with personalized communications. CDnow entered into marketing agreements and business alliances with Yahoo!, Excite and GeoCities in August 1997, September 1997 and January 1998, respectively, and has accelerated its marketing campaign since CDnow's initial public offering in February 1998 by expanding its relationship with Yahoo! and entering into additional alliances with Lycos, Lycos Bertelsmann, Rolling Stone Network, CMJ and MTV/VH1.

     Since its inception, CDnow has incurred significant net losses and, as of December 31, 1998, had accumulated losses of $56.6 million. As it seeks to expand aggressively, CDnow believes that its operating expenses will significantly increase as a result of the financial commitments related to the development of marketing channels, future business relationships, and improvements to its Web site and other capital expenditures. CDnow expects that it will continue to incur losses and generate negative cash flow from operations for the foreseeable future as it continues to develop its business. As CDnow has relatively low product gross margins, the ability of CDnow to generate and enhance profitability depends upon its ability to substantially increase its net sales. To the extent that significantly higher net sales do not result from CDnow's marketing efforts, CDnow will be materially adversely affected. There can be no assurance that CDnow will be able to generate sufficient revenues from the sale of CDs and other music-related products to achieve or maintain profitability on a quarterly or annual basis.

     For the year ended December 31, 1998 and the year ended December 31, 1997, international sales accounted for approximately 21% and 29%, respectively, of net sales. While CDnow expects that net sales from international markets will continue to represent a significant portion of total net sales, CDnow believes that the percentage of its net sales from international markets may decrease in future periods due to the substantial increase in CDnow's domestic marketing and advertising expenditures.

RESULTS OF OPERATIONS

     The following table sets forth statement of operations data as a percentage of net sales for the periods indicated:

                                                  YEAR ENDED DECEMBER 31,
                                            -----------------------------------
                                               1995    1996     1997     1998
                                            -------  --------  ------  --------
Net sales................................     100.0%   100.0%   100.0%  100.0%
Cost of sales............................      83.4     80.5     79.7    80.2
                                            -------  --------  ------  ------
     Gross profit........................      16.6     19.5     20.3    19.8
     Operating expenses:
     Operating and development...........       6.9     10.6     14.6    14.2
     Sales and marketing.................      10.6     12.1     55.3    79.0
     General and administrative..........       8.3      9.0     11.3     7.9
     Dispute settlement..................        --     16.3       --      --
                                            -------  --------  ------  ------
     Total operating expenses............      25.8     48.0     81.2   101.1
                                            -------  --------  ------  ------
     Operating loss......................      (9.2)   (28.5)   (60.9)  (81.3)
Interest income (expense), net...........        --     (0.2)    (1.0)    3.7
                                            -------  --------  ------  ------
Net loss.................................      (9.2)%  (28.7)%  (61.9)% (77.6)
                                            =======  ========  ======  ======

Reclassifications

     This year, CDnow determined to include Information Royalties in operating and development expenses rather than in cost of sales, as was previously the case. Information Royalties are royalties paid on CD sales in return for licensing of ratings, reviews and other information. In addition, CDnow determined to include credit card processing fees in sales and marketing expenses, rather than in costs of sales as was previously the case. CDnow made these changes based on management's determination that the changes are consistent with the treatment of these expenses generally. We have restated CDnow's results of operations to reflect this change for all periods.

     The table below shows the amount of Information Royalties and Credit Card Processing Fees for the years ended December 31, 1995, 1996, 1997, and 1998.

                                               YEAR ENDED DECEMBER 31,
                                 ----------------------------------------------
                                       1995      1996       1997        1998
                                 ------------  --------  ---------  -----------
Information Royalties...........     $    --   $146,200   $225,737  $  469,770

Credit Card Processing Fees.....      28,940    143,702    468,225   1,451,324

     If CDnow included Information Royalties and Credit Card Processing Fees in costs of sales, gross profit margins would have been:

                               YEAR ENDED DECEMBER 31,
                            -------------------------------------
                              1995      1996      1997     1998
                            --------  -------   --------  -------
                             15.2%     14.9%      16.3%    16.4%


Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997

     Net Sales. Net sales primarily reflect the sales of CDs and related
     ---------
merchandise, net of estimated returns, and include outbound shipping and handling charges. Net sales were $56.4 million for the year ended December 31, 1998, representing an increase of 225% over the year ended December 31, 1997. The increase is attributable to continued growth of CDnow's customer base and repeat purchases from existing customers who have typically purchased more units per order than new customers. Net sales were favorably affected by increased advertising and promotional activities, including CDnow's purchase of advertising during the 1998 Grammy Awards and 1998 MTV Video Music Awards, as well as the continued implementation of its marketing agreements. For the year ended December 31, 1998, CDnow added approximately 686,000 new customers, bringing the total number of customers since inception to 983,000 as of December 31, 1998, compared to 209,000 new customers that were added during the year ending December 31, 1997. International sales represented 21% of net sales for the year ended December 31, 1998 compared to 29% for the year ended December 31, 1997. CDnow believes that the decrease in international sales as a percentage of net sales is due to a proportionally larger increase in domestic sales resulting from the substantial increase in domestic marketing and advertising expenditures. Nevertheless, international sales increased to $11.7 million for the year ended December 31, 1998, from $5.0 million in the year ended December 31, 1997.

     Cost of Sales. Cost of sales consists primarily of the cost of merchandise
     -------------
sold to customers, including the costs of filling orders and outbound shipping and handling. Cost of sales increased by $31.4 million, or 227%, to $45.3 million for the year ended December 31, 1998, compared to $13.8 million for the year ended December 31, 1997. CDnow's gross profit decreased to 19.8% for the year ended December 31, 1998 from 20.3% for the year ended December 31, 1997. The decline in gross margin was attributable to more aggressive pricing of recent releases and popular titles, as well as increased sales discounts offered by CDnow.

     Operating and Development Expense. Operating and development expense
     ----------------------------------
consists primarily of payroll and related expenses for store management, design, development and network operations personnel, systems and telecommunications infrastructure and royalties paid by CDnow on CD sales in return for licensing of ratings, reviews, sound samples and other information. Store development costs are charged to expense as incurred. Operating and development expense increased by $5.5 million or 215% to $8.0 million for the year ended December 31, 1998 compared to $2.5 million for the year ended December 31, 1997. The increase is attributable to increased staffing and associated costs related to enhancing the features and functionality of CDnow's Web site and transaction-processing systems, as well as increased investment in store content, systems and telecommunications infrastructure. As a percentage of net sales, operating and development expense remained relatively constant, to 14.2% for the year ended December 31, 1998, compared to 14.6% for the year ended December 31, 1997.

     Sales and Marketing Expense. Sales and marketing expense consists primarily
     ---------------------------
of payments related to advertising, promotion and marketing agreements as well as payroll and related expenses for personnel engaged in marketing, selling and customer service activities and credit card fees. Sales and marketing expense increased by $35.0 million to $44.6 million for the year ended December 31, 1998 compared to $9.6 million for the year ended December 31, 1997. As a percentage of net sales, sales and marketing expense grew to 79.0% for the year ended December 31, 1998 compared to 55.3% for the year ended December 31, 1997. The increase in both absolute dollars and as a percentage of net sales was primarily attributable to increased online and traditional advertising, including CDnow's purchase of advertising during the 1998 Grammy Awards and the 1998 MTV Video Music Awards, costs associated with CDnow's marketing agreements and promotional and public relations expenditures. CDnow increased its advertising expense to $32.9 million for the year ended December 31, 1998, compared to $6.7 million for the year ended December 31, 1997. In addition, CDnow incurred increased staffing and related costs in connection with the implementation of its marketing strategy and customer service activities necessary to support its increased customer base and increased credit card processing fees related to the growth of revenues. CDnow expects the dollar amount of sales and marketing expense generally and advertising expense in particular to continue to increase in future periods. While CDnow is hopeful that its net sales will also increase in future periods so that its sales and marketing expense will not continue to represent an increasing percentage of net sales, CDnow is not able to predict whether its net sales will increase by a sufficient amount for this to occur. No assurance can be given that CDnow will achieve increased net sales or that sales and marketing expense will not increase as a percentage of net sales.

     General and Administrative Expense. General and administrative expense
     ----------------------------------
consists of payroll and related expenses for executive, accounting and administrative personnel, insurance, professional fees and other general and corporate expenses. General and administrative expense increased by $2.5 million, or 128% to $4.4 million for the year ended December 31, 1998 compared to $2.0 million for the year ended December 31, 1997. The increase in general and administrative expense was primarily due to the hiring of additional personnel and increases in professional fees as well as the costs associated with becoming a public company. As a percentage of net sales, general and administrative expense decreased to 7.9% for the year ended December 31, 1998 compared to 11.3% for the year ended December 31, 1997 as general and administrative expenses were spread over a large revenue base.

     Net Loss. CDnow's net loss was $43.8 million for the year ended December
     ---------
31, 1998 compared to $10.7 million for the year ended December 31, 1997.

Year Ended December 31, 1997 Compared to the Year Ended December 31, 1996

     Net Sales. Net sales increased by $11.1 million or 176% to $17.4 million
     ----------
for the year ended December

31, 1997 from $6.3 million for the year ended December 31, 1996. This increase is primarily attributable to the significant growth of CDnow's customer base and repeat purchases from CDnow's existing customers who have typically purchased more units per order than new customers. International sales represented approximately 29% and 40% of net sales for the years ended December 31, 1997 and December 31, 1996, respectively. CDnow believes that this decrease in international sales as a percentage of net sales is due to the substantial increase in CDnow's domestic marketing and advertising expenditures. At December 31, 1997, CDnow had approximately 296,000 customer accounts compared to approximately 88,000 customer accounts at December 31, 1996.

     Cost of Sales. Cost of sales increased by $8.7 million or 173% to $13.8
     --------------
million for the year ended December 31, 1997 from $5.1 million for the year ended December 31, 1996. This increase is primarily attributable to CDnow's increased sales volume. CDnow's gross profit margin was 20.3% for the year ended December 31, 1997 compared to 19.5% for the year ended December 31, 1996. The increase in gross margin as a percentage of net sales was primarily due to price reductions from CDnow's suppliers and a change to a lower-price supplier for imported music and music-related products. CDnow's gross profit margin declined in the fourth quarter of 1997 due to increased sales promotions during the holiday season.

     Operating and Development Expense. Operating and development expense
     ----------------------------------
increased by $1.9 million to $2.5 million for the year ended December 31, 1997 from $669,000 for the year ended December 31, 1996. As a percentage of net sales, these expenses were 14.6% for the year ended December 31, 1997 and 10.6% for the year ended December 31, 1996. This increase was due to increased staffing and associated costs related to enhancing the features, content and functionality of CDnow's online store and transaction-processing systems, as well as increased investments in systems and telecommunications infrastructure.

     Sales and Marketing Expense. Sales and marketing expense increased by $8.8
     ----------------------------
million to $9.6 million for the year ended December 31, 1997 from $765,000 for the year ended December 31, 1996 with $6.0 million of this expense incurred in the fourth quarter. As a percentage of net sales, these expenses increased to 55.3% for the year ended December 31, 1997 from 12.1% for the year ended December 31, 1996. This increase was due to the significant expansion of CDnow's advertising expenditures, costs associated with marketing agreements with Yahoo! and Excite and the increased staffing and associated costs related to implementing CDnow's marketing strategy and supporting CDnow's increased customer base. CDnow increased its advertising expense to $6.8 million for the year ended December 31, 1997 compared to $61,000 for the year ended December 31, 1996.

     General and Administrative Expenses. General and administrative expense
     ------------------------------------
increased by $1.4 million to $2.0 million for the year ended December 31, 1997 from $564,000 for the year ended December 31, 1996. As a percentage of net sales, these expenses increased to 11.3% for the year ended December 31, 1997 compared to 9.0% for the year ended December 31, 1996. This increase was primarily due to the recruitment and hiring of additional personnel and increases in professional fees and travel expenses.

     Net Loss. CDnow's net loss increased by $8.9 million to a loss of $10.7
     ---------
million for the year ended December 31, 1997 from a net loss of $1.8 million for the year ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998 CDnow's cash and cash equivalents were $49.0 million compared to $11.7 million at December 31, 1997. In July 1998, CDnow consummated a follow-on public offering, selling an aggregate of 1,250,000 shares of common stock and raising net proceeds of approximately $21.7 million. In February 1998, CDnow consummated its initial public offering, selling an aggregate of 4,561,250 shares of common stock which included 461,250 shares sold in March 1998 upon the exercise of the underwriters' overallotment option and raising net proceeds of approximately $67.0 million. Prior to February 1998, CDnow primarily financed its operations through:

     . private sales of capital stock, which, through December 31, 1997, totaled $10.5 million, including $9.3 million raised in July and August of 1997,

     .    the private sale of $5.8 million of the Series A Notes in November
          1997,

     .    internally-generated cash flow, advances from related parties and

     .    certain other short-term loans.

     Net cash used in operating activities of $40.4 million for the year ended December 31, 1998 was primarily attributable to a net loss of $43.8 million and an increase of $3.7 million in prepaid expenses partially offset by a $5.2 million increase in accounts payable, accrued expenses and depreciation and amortization of $2.1 million.

     Net cash used by investing activities was $3.8 million for the year ended December 31, 1998, and consisted of purchases of equipment and leasehold improvements of $4.4 million and $424,000 for the acquisition of superSonicBoom, Inc., partially offset by the sale of short-term investments of $1.0 million. Net cash used in investing activities of $1.7 million for the year ended December 31, 1997 was attributable to purchases of equipment of $413,000 and to purchases of short-term investments of $1.0 million, partially offset by sales and maturities of short-term investments of $248,000. Net cash provided by financing activities was $82.6 million for the year ended December 31, 1998, and consisted largely of net proceeds of approximately $88.6 million from CDnow's 1998 public offerings, offset by the retirement of $5.8 million of CDnow's Series A Notes.

     CDnow is required to pay aggregate minimum fixed fees of $24.2 million, $24.3 million and $7.2 million during the years ending December 31, 1999, 2000 and 2001, respectively, under CDnow's marketing agreements.

     CDnow expects to fund its 1999 payment obligations under its marketing agreements from its cash and cash equivalents, and its future payment obligations from cash generated from future operations and financing activities. As of December 31, 1998, CDnow had $49.0 million of cash and cash equivalents. As of that date, CDnow's principal commitments consisted of obligations under its marketing agreements as well as obligations outstanding under capital and operating leases. Although CDnow has no material commitments for capital expenditures, it anticipates substantial increases in its capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel.

SEASONALITY

     CDnow expects that it will experience seasonality in its business, reflecting a combination of seasonal fluctuations in sales via electronic commerce and traditional retail seasonality patterns affecting sales of recorded music. Sales in the traditional retail music industry are significantly higher in the fourth calendar quarter of each year than in the preceding three-quarters. However, to date, CDnow's limited operating history and rapid growth make it difficult to ascertain the effects of seasonality on its business. CDnow believes that period-to-period comparisons of CDnow's historical results are not necessarily meaningful and should not be relied upon as an indication of future results.

FACTORS AFFECTING CDNOW'S BUSINESS AND PROSPECTS

     CDnow expects to experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside CDnow's control. Factors that may affect CDnow's quarterly operating results include:

     . ability to retain existing customers, attract new customers and maintain customer satisfaction;

     . introduction of new or enhanced Web pages, services, products and marketing agreements by CDnow and its competitors;

     .    price competition or higher wholesale prices;

     . level of use of the internet and consumer acceptance of the internet for the purchase of recorded music;

     .    seasonality of recorded music sales;

     . ability to upgrade and develop its systems and infrastructure and attract qualified personnel;

     . technical difficulties, system downtime or internet blackouts and brownouts;

     . amount and timing of operating costs and capital expenditures relating to expansion of CDnow's business, operations and infrastructure;

     .    timing of Company promotions and sales programs;

     .    level of merchandise returns experienced by CDnow;

     .    government regulation; and

     . general economic conditions and economic conditions specific to electronic commerce and the music industry.

RISKS ASSOCIATED WITH THE YEAR 2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. In other words, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices or engage in similar normal business activities. To date, we have experienced very few problems related to Year 2000 testing and those requiring immediate modification have been fixed in our day to day operating environment. CDnow does not believe that there is material exposure to the Year 2000 issue with respect to its electronic commerce transaction processing and online store systems since these systems correctly define the Year 2000.

     CDnow is currently conducting an analysis to determine the extent to which others have Year 2000 issues. These include CDnow's major suppliers' systems, including the systems of credit card processors, telecommunications providers, product distributors and companies with whom CDnow has marketing agreements. CDnow's primary distributor for direct-to-consumer music products, Valley Media, has indicated that it has begun its remediation efforts and expects to be in compliance before the year 2000. CDnow is currently unable to predict the extent to which the Year 2000 issue will affect Valley's suppliers, or the extent to which Valley would be vulnerable to its suppliers' failure to remediate any Year 2000 issues on a timely basis. The failure of a major supplier subject to the Year 2000 issue to convert its systems on a timely basis or a conversion that is incompatible with CDnow's systems could have a material adverse effect on CDnow. In addition, most of the purchases from CDnow's online stores are made with credit cards, and our operations may be materially adversely affected to the extent customers are unable to use their credit cards due to Year 2000 issues that are not rectified by their credit card providers.

     CDnow incurred $20,000 of expense related to Year 2000 compliance during the year ended December 31, 1998 and expects to expend $55,000 in 1999 to support Year 2000 compliance initiatives.

     CDnow intends to actively work with and encourage its suppliers to minimize the risks of business disruptions resulting from Year 2000 issues and develop contingency plans where necessary. Such plans may include, but are not limited to, using alternative suppliers and establishing contingent supply arrangements. CDnow expects to have such plans in place by June 30, 1999.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     See Note 2 "Recently Issued Accounting Pronouncements" on page F-10 to Consolidated Financial Statements of CDnow. CDnow Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK
          ---------------------------------------------------------

FOREIGN CURRENCY RISK

     Currently, all of our revenues and expenses are denominated in United States Dollars. Therefore, our only current exposure to foreign currency risk relates to our International sales. International sales represented 22% and 29% of revenues in the years ended December 31, 1998 and 1997. To the extent that the value of a United States Dollar increases relative to foreign currencies, the amount of foreign currency needed to obtain United States Dollars to make purchases will increase, and it will be more costly for international customers to make purchases. Therefore changes in exchange rates may impact the amount of our international sales.

INTEREST RATE RISK

     Our exposure to market risk related changes in interest rates relates primarily to our investment portfolio. We invest in instruments that meet high credit quality standards, as specified in our investment policy. The policy also limits the amount of credit exposure to any one issue, issuer and type of investment.

     As of December 31, 1998, all of our funds were cash equivalents. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of the Company's investments decreased by 100 basis points, the Company's interest income for the year ended December 31, 1998 would have decreased by less than $500,000. This estimate assumes that the decrease occurred on the first day of 1998 and reduced the yield of each investment instrument by 100 basis points. The impact on the Company's future interest income, of future changes in investment yields will depend largely on the gross amount of the Company's investments, see "Liquidity and Capital Resources".

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

     The financial statements of the Company are filed under this Item 8, beginning on page F-1 of this report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

     None.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

OFFICERS AND DIRECTORS

     The executive officers and directors of the Company are as follows:

          Name             Age                                  Position
          ----             ---                                  --------
Jason Olim................  29  President, Chief Executive Officer and Chairman of the Board of Directors

Matthew Olim..............  29  Technical Lead, Secretary, Treasurer and Director

Rod Parker................  55  Senior Vice President of Product Management and Marketing

Joel Sussman..............  50  Vice President and Chief Financial Officer

Michael Krupit............  34  Vice President of Technology

Robert Salzman............  46  Vice President of Strategic Business Development

David Capozzi.............  42  Vice President and General Counsel

Steve Dong................  39  Vice President of Operations

Patrick  Kerins/(1)(2)/...  43  Director

John Regan/(l)(2)/........  39  Director

_________________________
(1)  Member of the Audit Committee of the Company's Board of Directors.
(2)  Member of the Compensation Committee of the Company's Board of Directors.

     Jason Olim co-founded the Company in February 1994 and has been its President since the Company's inception and its Chief Executive Officer since November 1997. Previously, Mr. Olim was employed in the

Professional Services group of Soft-Switch, Inc. where he designed and built software systems for routing mail and documents for domestic and international clients. Mr. Olim has a Bachelor of Arts degree in Computer Science from Brown University.

     Matthew Olim co-founded the Company in February 1994 and has been responsible for the development of the Company's system architecture and transactions systems. Mr. Olim has a Bachelor of Arts degree in Astrophysics from Columbia University.

     Rod Parker has been the Senior Vice President of Product Management and Marketing since June 1997. Mr. Parker served as the Vice President of Interactive Merchandising at Time Warner Cable Programming from September 1995 to June 1997; General Manager of Catalog I, a joint venture between Time Warner and Spiegel, Inc., from October 1993 to September 1995; and in various other positions with Spiegel, Inc. (including Vice President, New Media and Vice President, Creative Division) from April 1987 to September 1995. Mr. Parker spent more than twenty years in the advertising industry, including service as a Senior Vice President in account management with Ogilvy and Mather.

     Joel Sussman has been a Vice President and Chief Financial Officer since September 1997. From June 1995 to September 1997, Mr. Sussman was an independent financial management consultant and served as Interim Chief Financial Officer of a number of companies, including CDnow. From July 1994 to June 1995. Mr. Sussman was Vice President, Finance and Administration, and Chief Financial Officer of Personnel Data Systems, Inc. From January 1991 to December 1994, Mr. Sussman was Vice President of Finance and Chief Financial Officer of The Devereux Foundation. Prior to January 1991, Mr. Sussman served for 10 years as Treasurer of Decision Data, Inc. and six years in commercial banking and leasing. Mr. Sussman is a Certified Public Accountant and Certified Management Accountant and holds a Masters degree in Business Administration from the Wharton School of the University of Pennsylvania.

     Michael Krupit has been the Vice President of Technology since October 1997 and was the Director of Technology from April 1997 to October 1997. Mr. Krupit was the Director of Technology and Product Development at Infonautics, Inc., a provider of searching, viewing, and retrieval applications for the Internet, from February 1994 to March 1997. Mr. Krupit was the Development Manager at Verity, Inc., a provider of online information and archive services, from October 1989 to November 1993.

     Robert Salzman has been the Vice President of Strategic Business Development since December 1997. Mr. Salzman served as the Director of Business Development at Bell Atlantic Network Integration from November 1995 to December 1997. From 1987 to 1995, Mr. Saltzman held various sales and marketing positions with Unisys Corporation.

     David Capozzi has been a Vice President and General Counsel since April 1998. From February 1996 to April 1998, Mr. Capozzi was an attorney with the law firm of Morgan, Lewis & Bockius LLP. Mr Capozzi also has over 14 years of experience in varying capacities in software design and development, including seven years with Marriott Corporation. Mr. Capozzi holds a Juris Doctorate from The American University, Washington College of Law, a Masters in Business Administration from the Katz Graduate School of Business of the University of Pittsburgh and a Bachelor of Science in Computer Science from the University of Pittsburgh.

     Steve Dong has been the Vice President of Operations since May 1998. Mr. Dong served as the Director of Operations at Egghead Computer from July 1995 to May 1998. From January 1994 to July 1995, Mr. Dong was Chief Operating Officer of Mac's Place, a wholly owned subsidiary of Egghead Computer. From 1987 to 1994, Mr. Dong held various management positions with Egghead Software including Director of Distribution and Transportation.

     Patrick Kerins has been a director since August 1997. Mr. Kerins is a Managing Director of Grotech Capital Group IV, LLC ("Grotech Capital"). From 1987 to March 1997, he served in the Investment Banking Division of Alex. Brown & Sons Incorporated, most recently as a Managing Director beginning in January 1994. Mr. Kerins is a director of Pathnet, Inc., a publicly traded company.

     John Regan has been a director since July 1997. Since February 1995, Mr. Regan has been a Vice President of Keystone Venture IV Management Company, L.P. which is the general partner of Keystone Venture IV, L.P. From 1989 to February 1995, he was an associate and then general partner of Apex Management Partnership, a venture capital partnership.

     The Company's Amended and Restated Bylaws divide the Board of Directors into three classes, and each director will serve for a staggered three year term. Messrs. Kerins and Regan will initially serve as the Class I directors until the annual meeting of shareholders held in 1998, or until their respective successors have been elected and qualified. Matthew Olim will initially serve as the Class II director until the annual meeting of shareholders held in 1999, or until his successor has been elected and qualified. Alan Meltzer, a former director, and Jason Olim will initially serve as the Class III directors until the annual meeting of shareholders held in 2000, or until their respective successors have been elected and qualified. At each meeting of shareholders, a class of directors will be elected for a three-year term to succeed the directors of the same class whose terms are then expiring. To the extent there is an increase in the number of directors, additional directorships resulting therefrom will be distributed among the three classes so that, as nearly as possible, each class will consist of an equal number of directors.

     Executive officers of the Company are elected by, and serve at the pleasure of, the Board of Directors. Jason Olim and Matthew Olim are brothers.


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

DIRECTOR COMPENSATION

     The Company will reimburse its directors for out-of-pocket expenses incurred in connection with their rendering of services as directors. The Company currently does not intend to pay cash fees to directors for attendance at meetings. Directors who are not currently receiving compensation as officers or employees of the Company will be eligible to receive options under the 1996 Equity Compensation Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Since August 1997, recommendations concerning the aggregate compensation of the Company's employees were made to the Compensation Committee by the Company's President. The Compensation Committee was formed in August 1997. The members of the Compensation Committee are Patrick Kerins and John Regan. Mr. Kerins is a Managing Director of Grotech Capital, the general partner of Grotech Capital Partners IV, L.P., a significant shareholder of the Company. See "Certain Relationships and Related Transactions." Prior to August 1997, decisions concerning the compensation of the Company's employees, including its executive officers, were made by the Company's Board of Directors, which included Jason Olim and Matthew Olim.

EXECUTIVE COMPENSATION

     The following table provides information concerning compensation paid or accrued in the year ended December 31, 1998 with respect to the Company's President and Chief Executive Officer and the four other most highly compensated executive officers of the Company.

                          SUMMARY COMPENSATION TABLE

                                                                                  LONG TERM
                                                                                 COMPENSATION
                                                                               ----------------

                                                ANNUAL COMPENSATION                 AWARDS
                                          ------------------------------       ----------------

                                                                                    SECURITIES
                                FISCAL                            OTHER ANNUAL      UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION      YEAR     SALARY       BONUS      COMPENSATION       OPTIONS       COMPENSATION
----------------------------   --------  ---------  ----------   --------------     -----------   ----------------
Jason Olim
  President, Chief Executive
  Officer and Chairman of the    1998   $ 147,858          --               --              --         $  2,286(5)
  Board of Directors .......     1997      89,583          --               --              --            1,272
                                 1996      26,083          --               --              --               --


Rod Parker
  Senior Vice President (1)      1998   $ 212,412    $ 55,000         $ 37,218 (4)          --         $  2,525(5)
                                 1997     130,730          --            3,879         120,000            1,335


Matthew Olim
  Technical Lead, Secretary
  and Treasurer.............     1998   $ 147,852          --               --              --         $  1,333(5)
                                 1997      89,583          --               --              --            1,272
                                 1996      26,083          --               --              --               --

Joel Sussman
   Vice President (2)......      1998   $ 149,327          --               --              --               --
                                 1997      34,792          --               --          78,000               --


Robert Salzman
   Vice President (3)......      1998   $ 147,998          --               --              --               --
                                 1997      10,301          --               --          75,000               --

_____________________

(1)  Mr. Parker commenced employment with us in June, 1997.
(2)  Mr. Sussman commenced employment with us in December, 1997.
(3)  Mr. Salzman commenced employment with us in September, 1997.
(4) Other Annual Compensation for Mr. Parker includes reimbursement for apartment in Pennsylvania and travel expenses. Mr. Parker's residence is in Connecticut.
(5)  Represents CDnow contribution to 401(k) Plan.

     The Company did not grant stock options to any of the executive officers named in the Summary Compensation Table in 1998.

     The following table sets forth information regarding stock options held as of December 31, 1998 by executive officers named in the Summary Compensation Table during 1998.

                         FISCAL YEAR-END OPTION VALUES

                           Number of Securities Underlying               Value of Unexercised In-The-Money
                         Exercised Options at December 31, 1998             Options at December 31, 1998
                      -------------------------------------------      ------------------------------------
      Name                  Exercisable         Unexercisable              Exercisable      Unexercisable
-------------------   ---------------------  --------------------      -----------------  -----------------
Rod Parker.........          30,000                 90,000                  $500,100          $1,500,300
Joel Sussman.......          10,750                 47,250                  $162,503          $  712,508
Robert Salzman.....          18,750                 56,250                  $150,000          $  450,000

(1) Based on closing sales price per share on December 31, 1998 as reported on the Nasdaq National Market. The closing price per share on that date was $18.00.

EQUITY COMPENSATION PLAN

     The Company has adopted the Equity Compensation Plan pursuant to which it has awarded and expects to award in the future stock options to its employees, officers, non-employee directors and certain independent contractors and consultants.

     The Equity Compensation Plan provides for the issuance to employees, non-employee directors and eligible independent contractors and consultants of up to 1,600,000 shares of Common Stock pursuant to the grant of incentive stock options ("ISOs"), non-qualified stock options ("NQSOs"), Stock Appreciation Rights ("SARs") and restricted stock. The Equity Compensation Plan is administered by a Committee of directors appointed by the Board of Directors (the "Committee") that currently consists of Messrs. Kerins and Regan. Upon the completion of this Offering, the Committee will consist of two directors that are not employees of the Company. Subject to the provisions of the Equity Compensation Plan, the Committee has the authority to determine to whom stock options will be granted and the terms of any such grant, including the number of shares subject to, the exercise price and the vesting provisions Of, the award. Subject to the terms of the Equity Compensation Plan, the Committee may also amend the terms of any outstanding award.

     As of March 8, 1999, options to purchase a total of 905,795 shares of Common Stock at a weighted average exercise price per share of $8.78 were outstanding. Of these options, options to purchase 124,222 shares of Common Stock were fully vested and exercisable as of March 8, 1999. As of March 8, 1999, the Company had an additional 659,892 shares of Common Stock available for future grants under the Equity Compensation Plan.

     The option price per share of Common Stock under the Equity Compensation Plan is determined by the Committee at the time of each grant, provided, however, that the option price per share for any ISO may not be less than the fair market value of the Common Stock at the time of the grant. In addition, if a person who owns 10 percent or more of the Company's Common Stock (a "10% Shareholder") is granted an ISO, the exercise price for such ISO may not be less than 110% of the fair market value on the date of grant. The term of each stock option may not exceed ten years; in the case of a 10% shareholder, the term may not exceed five years. Payment for the exercise of an option may be made by cash, check or other instrument as the Committee may accept, including, in the discretion of the Committee, unrestricted Common Stock of the Company. The Committee may also allow an option holder to surrender all or a portion of a stock option and receive a number of shares of Common Stock with a value equal to the excess of the fair market value over the option price of the surrendered stock option or portion of the stock option.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

The following table sets forth information regarding the beneficial ownership of the CDnow common stock:

 .   Each person known to us to        .     The chief executive officer
     own beneficially more than              and four other most highly
     5% of the outstanding                   compensated executive
     shares of the CDnow                     officers of each of CDnow
     common stock.

 .   Each director of CDnow            .     All directors and executive
                                             officers of CDnow as a group.

Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses.

                                                                   BENEFICIAL OWNERSHIP
                                                                   OF CDNOW COMMON STOCK
                                                      -----------------------------------------------
                                                                   OPTIONS/
   NAME OF BENEFICIAL OWNER                            SHARES      WARRANTS       TOTAL      PERCENT
----------------------------------------------------  --------    ----------     -------    ---------
EXECUTIVE OFFICERS AND
   DIRECTORS

Jason Olim(1)....................................     2,960,025          --     2,960,025      16.6%

Matthew Olim(1)..................................     2,960,025          --     2,960,025      16.6

Rod Parker(2)....................................            --      30,000        30,000         *

Patrick Kerins(3)................................         1,000       1,569         2,569         *

John Regan(4)....................................            --          --            --        --

Joel Sussman(5)..................................            --      20,500        20,500         *

All executive officers and directors of CDnow
 as a group (7 persons)..........................     5,921,050      91,069     6,012,119      33.5

FIVE PERCENT HOLDERS

Grotech Partners IV, L.P.(6).....................     1,638,258       8,403     1,646,661       9.2

____________________

*    Less than one percent.
(1) Excludes 41,244 shares owned by Dave Olim, the father of Jason and Matthew Olim. Jason and Matthew Olim each disclaim beneficial ownership of these shares. The address of Jason and Matthew Olim is 1005 Virginia Drive, Fort Washington, Pennsylvania 19034.
(2) Includes shares presently obtainable, or obtainable within the next 60 days, upon the exercise of stock options.
(3) Excludes 1,646,661 shares held by Grotech Partners IV, L.P., of which Mr. Kerins is a managing director. Mr. Kerins disclaims beneficial ownership of any shares owned by Grotech Partners IV, L.P.
(4) Excludes 181,873 shares held by Keystone Ventures IV, L.P., a partnership of which Mr. Regan is a Vice President of the general partner. Mr. Regan disclaims beneficial ownership of any shares owned by Keystone Ventures IV, L.P.

(5) Includes shares presently obtainable, or obtainable within the next 60 days, upon the exercise of stock options.
(6) The address of Grotech Partners, IV, L.P. is 9690 Deereco Road, Timonium, Maryland 21093. Grotech Partners IV, L.P. disclaims beneficial ownership of any shares beneficially owned by Patrick Kerins.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who beneficially own more than 10% of the Company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Such directors, executive officers and greater than 10% stockholders are required by SEC regulation to furnish to the Company copies of all Section 16(a) forms they file.

      CDnow believes that for fiscal year 1998, all Section 16(a) filing requirements were satisfied on a timely basis.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

SERIES A PREFERRED STOCK

      Pursuant to the terms of the Stock Purchase Agreement dated July 15, 1997 by and among the Company, Keystone Ventures, Jason Olim and Matthew Olim (the "Stock Purchase Agreement"), Keystone Ventures purchased 254,582 shares of Series A Convertible Preferred Stock, no par value (the "Series A Preferred Stock"), of the Company for an aggregate purchase price of $1.3 million. The outstanding shares of Series A Preferred Stock converted into an aggregate of 381,873 shares of Common Stock in February 1998. John Regan is a Vice President of the general partner of Keystone Ventures and was elected to the Company's Board of Directors pursuant to an agreement among certain shareholders of the Company that was terminated in February 1998. Keystone Ventures received certain registration rights in connection with this transaction.

SERIES B PREFERRED STOCK

      Pursuant to the terms of the Stock Purchase Agreement, as amended by the Amendment No. 1 to the Stock Purchase Agreement dated as of August 5, 1997 by and among the Company, Keystone Ventures, Jason Olim, Matthew Olim, Grotech and ABS, (i) Grotech purchased 1,543,505 shares of Series B Convertible Preferred Stock, no par value (the "Series B Preferred Stock"), of the Company for an aggregate purchase price of $8.4 million, (ii) ABS purchased 62,000 shares of Series B Preferred Stock for an aggregate purchase price of $338,000, (iii) the Company issued to Grotech Capital a warrant to purchase up to 27,524 shares of Common Stock at an exercise price of $3.63 per share, and (iv) the Company issued to Alex. Brown & Sons Incorporated, a predecessor-in-interest to BT Alex. Brown Incorporated ("BT Alex. Brown"), a warrant to purchase up to 154,817 shares of Common Stock at an exercise price of $3.63 per share in partial consideration of its services as the placement agent for the offering of the Series A and Series B Preferred Stock. The outstanding shares of Series B Preferred Stock converted into an aggregate of 2,408,258 shares of Common Stock in February 1998. Patrick Kerins is a Managing Director of Grotech Capital, the general partner of Grotech IV, and was elected to the Company's Board of Directors pursuant to an agreement among certain shareholders of the Company that was terminated in February 1998. Grotech IV, Grotech Capital, ABS and BT Alex. Brown received certain registration rights in connection with this transaction.

NOTES PAYABLE

      In November 1997, the Company issued $5.8 million aggregate principal amount of Series A Notes to a group of investors, including $1.0 million to Grotech and $127,500 to the ABS Employees' Venture Fund Limited Partnership ("ABS"). The Series A Notes, which were repaid in February 1998, bore interest at the rate of 12% per annum. In addition, the Company issued warrants to these investors to purchase an aggregate of 48,550 shares of Common Stock at an exercise price of $11.90 per share, including warrants issued to Grotech and ABS exercisable for 8,403 and 1,071 shares of Common Stock, respectively. The warrants issued to ABS have an exercise price equal to $16.00 per share.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

Financial Statements and Financial Statement Schedules
------------------------------------------------------

      See Index to Financial Statements at page F-1.

Reports on Form 8-K
-------------------

      The following report on Form 8-K have been filed by the Registrant during the quarter ended December 31, 1998:

      Current Report on Form 8-K dated October 22, 1998
      Item 5 and 7.

Exhibits
--------

      The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically except for in those situations where the exhibit number was the same as set forth below.

Exhibit
Number   Description
-------  -----------

2.1* Amended and Restated Agreement and Plan of Merger dated as of January 29, 1999, as amended, among CDnow/N2K, Inc., CDnow, Inc. and N2K Inc.

2.2* Stock Option Agreement between N2K Inc and CDnow, Inc. dated as of October 22, 1998
2.3* Stock Option Agreement between CDnow, Inc and N2K, Inc. dated as of October 22, 1998
2.4*     Shareholder Support Agreement by Jason Olim dated as of October 22,
         1998
3.1**    Amended and Restated Articles of Incorporation
3.2**    Amended and Restated Bylaws
10.1** Stock Purchase Agreement dated as of July 15, 1997 by CDnow, Inc. and certain shareholders of CDnow, Inc.
10.2** Amendment No. 1 to Stock Purchase Agreement dated as of August 5, 1997 by CDnow, Inc. and certain shareholders of CDnow, Inc.
10.3** Investors' Rights Agreement dated as of July 15, 1997 by CDnow, Inc. and certain shareholders of CDnow, Inc.
10.4**   CDnow, Inc. 1996 Equity Compensation Plan+
10.5**   Amendment 1997-1 to the CDnow, Inc. 1996 Equity Compensation Plan+
10.6** Warrant dated August 5, 1997 issued by CDnow, Inc. to Grotech Capital Group, IV, LLP
10.7* Lease Agreement between CDnow, Inc. and Delaware Avenue Associates, dated June 12, 1998
10.8* Amendment Number 1 to Lease Agreement between CDnow, Inc. and Delaware Avenue Associates, dated October 17, 1998
21       List of Subsidiaries
23       Consent of Independent Public Accountants
27       Financial Data Schedule


* Filed as an Exhibit to CDnow/N2K, Inc. Registration Statement on Form S-4 (File No. 333-72463).
** Filed as an Exhibit to CDnow, Inc.'s Registration Statement on Form S-1 (File No. 333-41241).
+    Denotes executive compensation plan or arrangement.

                                  CDNOW, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Public Accountants  ...........................................................      F-2
Consolidated Balance Sheets  ........................................................................      F-3
Consolidated Statements of Operations  ..............................................................      F-4
Consolidated Statements of Redeemable Convertible Preferred Stock and Shareholders' Equity
   (Deficit)  .......................................................................................      F-5
Consolidated Statements of Cash Flows  ..............................................................      F-6
Notes to Consolidated Financial Statements  .........................................................      F-7

          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To CDnow, Inc.:

We have audited the accompanying consolidated balance sheets of CDnow, Inc. (a Pennsylvania Corporation) and Subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, redeemable convertible preferred stock and shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CDnow, Inc. and Subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                  /s/ Arthur Andersen LLP

Philadelphia, Pa.,
  February 17, 1999

                          CDNOW, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,
                                                                    ------------------------------------------
                                                                            1997                  1998
                                                                            ----                  ----

                              ASSETS
CURRENT ASSETS:
 Cash and cash equivalents........................................     $ 10,686,001              $ 49,041,370
 Short-term investments...........................................        1,003,045                        --
 Accounts receivable, net of reserve of $77,000
      and $299,991................................................          324,411                   839,672
 Prepaid expenses and other.......................................        2,457,958                 8,322,889
                                                                       ------------              ------------
     Total current assets.........................................       14,471,415                58,203,931
PROPERTY AND EQUIPMENT, net.......................................        1,884,296                 6,643,995
OTHER ASSETS......................................................           92,714                 4,195,717
                                                                       ------------              ------------
                                                                       $ 16,448,425              $ 69,043,643
                                                                       ============              ============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
 Notes payable....................................................     $  5,575,288              $         --
 Current portion of long-term debt................................          361,562                   822,043
 Accounts payable.................................................        8,981,430                10,306,323
 Accrued expenses.................................................          579,413                 4,455,515
 Deferred revenue.................................................          191,727                   211,880
                                                                       ------------              ------------
     Total current liabilities....................................       15,689,420                15,795,761
                                                                       ------------              ------------
LONG-TERM DEBT....................................................          962,144                 1,750,892
                                                                       ------------              ------------
DEFERRED RENT LIABILITY...........................................           56,717                   358,053
                                                                       ------------              ------------
REDEEMABLE SERIES A AND B CONVERTIBLE
 PREFERRED STOCK..................................................        9,492,594                        --
                                                                       ------------              ------------
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS' EQUITY (DEFICIT):
 Preferred stock, no par value, 20,000,000 shares authorized,
   254,582 Redeemable Series A Convertible shares and
   1,605,505 Redeemable Series B Convertible shares issued
   and outstanding at December 31, 1997 no shares issued and
    outstanding at December 31, 1998..............................               --                        --
 Common stock, no par value, 50,000,000 shares authorized,
   7,845,684, and 17,842,975 shares issued and
   outstanding at December 31, 1997, and 1998.....................          579,549               102,137,536
 Additional paid-in capital.......................................        1,325,817                 4,325,817
 Deferred compensation............................................         (434,776)                 (216,913)
 Accumulated deficit..............................................      (11,223,040)              (55,107,503)
                                                                       ------------              ------------
   Total shareholders' equity (deficit)...........................       (9,752,450)               51,138,937
                                                                       ------------              ------------
                                                                       $ 16,448,425              $ 69,043,643
                                                                       ============              ============


        The accompanying notes are an integral part of these statements.

                          CDNOW, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Year Ended December 31,
                                         -------------------------------------------------------
                                              1996               1997                1998
                                         ---------------  ------------------  ------------------

NET SALES..............................     $ 6,300,294        $ 17,372,795        $ 56,394,606
COST OF SALES..........................       5,074,087          13,847,773          45,250,328
                                            -----------        ------------        ------------
  Gross profit.........................       1,226,207           3,525,022          11,144,278
                                            -----------        ------------        ------------
OPERATING EXPENSES:
    Operating and development..........         669,280           2,541,434           8,000,023
 Sales and marketing...................         765,156           9,607,603          44,572,304
 General and administrative............         563,593           1,953,078           4,446,995
 Dispute settlement (Note 7)...........       1,024,030                  --                  --
                                            -----------        ------------        ------------
                                              3,022,059          14,102,115          57,019,322
                                            -----------        ------------        ------------
     Operating loss....................      (1,795,852)        (10,577,093)        (45,875,044)
INTEREST INCOME........................              --             201,650           2,742,581
INTEREST EXPENSE.......................         (14,556)           (371,962)           (636,458)
                                            -----------        ------------        ------------
NET LOSS...............................      (1,810,408)        (10,747,405)        (43,768,921)
ACCRETION OF PREFERRED
 STOCK TO REDEMPTION
                                                     --            (410,103)           (115,542)
 VALUE.................................     -----------        ------------        ------------

NET LOSS APPLICABLE TO
 COMMON SHAREHOLDERS...................     $(1,810,408)       $(11,157,508)       $(43,884,463)
                                            ===========        ============        ============
NET LOSS PER COMMON
 SHARE.................................          $(0.29)             $(1.42)             $(2.79)
                                            ===========        ============        ============

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES
 OUTSTANDING...........................       6,139,702           7,845,684          15,712,857
                                            ===========        ============        ============



        The accompanying notes are an integral part of these statements.

                          CDNOW, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                         SHAREHOLDERS' EQUITY (DEFICIT)

                                                           Redeemable                             Shareholders Equity (Deficit)
                                                                        -------------------------------------------------------
                                                          Convertible                                Additional
                                                           Preferred           Common Stock           Paid-in       Deferred
                                                                     ----------------------------
                                                             Stock        Shares        Amount        Capital     Compensation
                                                          ------------  ----------  --------------  ------------  -------------
BALANCE, DECEMBER 31, 1995..............................  $        --    6,000,000   $         --    $  160,000      $      --
 Sale of common stock and warrants  ....................           --      921,834      1,069,250       130,750             --
 Issuance of common stock in
  settlement of a dispute (Note 7)......................           --      882,606      1,024,030            --             --
 Issuance of common stock to repay
  advances due to a related party.......................           --       41,244         81,923            --             --
 Services contributed by the founders
  (Note 9)..............................................           --           --             --       117,834             --
 Termination of S Corporation status....................           --           --     (1,595,654)     (408,584)            --
  Net loss..............................................           --           --             --            --             --
                                                          -----------   ----------   ------------    ----------   ------------
BALANCE, DECEMBER 31, 1996..............................           --    7,845,684        579,549            --             --
 Sale of Redeemable Series A and B
  Convertible Preferred Stock, net of
  expenses and value of warrants
  issued................................................    9,082,491           --             --       170,000             --
 Value of warrants issued with Series A
  Convertible Notes.....................................           --           --             --       404,425             --
 Grant of common stock option below
  deemed fair value for accounting
  purposes..............................................           --           --             --       751,392       (751,392)
 Amortization of deferred
  compensation..........................................           --           --             --            --        316,616
 Accretion of preferred stock to
  redemption value......................................      410,103           --             --            --             --
  Net loss..............................................           --           --             --            --             --
                                                          -----------   ----------   ------------    ----------   ------------
BALANCE, DECEMBER 31, 1997..............................    9,492,594    7,845,684        579,549     1,325,817       (434,776)
 Accretion of preferred stock to
  redemption value......................................      115,542           --             --            --             --
 Mandatory conversion of Redeemable
  Series A Convertible Preferred
  Stock to Common.......................................   (9,608,136)   2,790,131      9,608,136            --             --
 Issuance of common stock from
  consummation of IPO, net of
  offering costs........................................           --    4,561,250     67,077,862            --             --
 Issuance of common stock from
  secondary offering, net of offering
  costs.................................................           --    1,250,000     21,473,044            --             --
 Issuance of common stock...............................           --      222,952      3,634,198            --             --
 Cashless exercise of warrants..........................           --    1,039,673             --            --             --
 Exercise of warrants...................................           --       32,727         59,890            --             --
 Exercise of options....................................           --      100,558        224,896            --             --
 Remeasurement of value of shares
  issued to Lycos (Note 10).............................           --           --       (520,039)           --             --
 Amortization of Deferred
  Compensation..........................................           --           --             --            --        217,863
 Issuance of warrants...................................           --           --             --     3,000,000             --
 Net Loss...............................................           --           --             --            --             --
                                                          -----------   ----------   ------------    ----------   ------------
BALANCE, DECEMBER 31, 1998..............................  $  --         17,842,975   $102,137,536    $4,325,817      $(216,913)
                                                          ===========   ==========   ============    ==========   ============

                                                            SHAREHOLDERS EQUITY (DEFICIT)
                                                           ------------------------------
                                                            Accumulated
                                                              Deficit          Total
                                                           --------------  --------------
BALANCE, DECEMBER 31, 1995..............................   $   (259,362)  $    (99,362)
 Sale of common stock and warrants  ....................             --      1,200,000
 Issuance of common stock in
  settlement of a dispute (Note 7)......................             --      1,024,030
 Issuance of common stock to repay
  advances due to a related party.......................             --         81,923
 Services contributed by the founders
  (Note 9)..............................................             --        117,834
 Termination of S Corporation status....................      2,004,238             --
  Net loss..............................................     (1,810,408)    (1,810,408)
                                                           ------------   ------------
BALANCE, DECEMBER 31, 1996..............................        (65,532)       514,017
 Sale of Redeemable Series A and B
  Convertible Preferred Stock, net of
  expenses and value of warrants
  issued................................................             --        170,000
 Value of warrants issued with Series A
  Convertible Notes.....................................             --        404,425
 Grant of common stock option below
  deemed fair value for accounting
  purposes..............................................             --             --
 Amortization of deferred
  compensation..........................................             --        316,616
 Accretion of preferred stock to
  redemption value......................................       (410,103)      (410,103)
  Net loss..............................................    (10,747,405)   (10,747,405)
                                                           ------------   ------------
BALANCE, DECEMBER 31, 1997..............................    (11,223,040)    (9,752,450)
 Accretion of preferred stock to
  redemption value......................................       (115,542)      (115,542)
 Mandatory conversion of Redeemable
  Series A Convertible Preferred
  Stock to Common.......................................             --      9,608,136
 Issuance of common stock from
  consummation of IPO, net of
  offering costs........................................             --     67,077,862
 Issuance of common stock from
  secondary offering, net of offering
  costs.................................................             --     21,473,044
 Issuance of common stock...............................             --      3,634,198
 Cashless exercise of warrants..........................             --             --
 Exercise of warrants...................................             --         59,890
 Exercise of options....................................             --        224,896
 Remeasurement of value of shares
  issued to Lycos (Note 10).............................             --       (520,039)
 Amortization of Deferred
  Compensation..........................................             --        217,863
 Issuance of warrants...................................                      3,000,000
 Net Loss...............................................    (43,768,921)   (43,768,921)
                                                           ------------   ------------
BALANCE, DECEMBER 31, 1998..............................   $(55,107,503)  $ 51,138,937
                                                           ============   ============

                The accompanying notes are an integral part of these statements.

                          CDNOW, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Year Ended December 31,
                                                                        -------------------------------------------------------
                                                                              1996              1997                1998
                                                                        ----------------  -----------------  ------------------
OPERATING ACTIVITIES:
 Net loss.............................................................      $(1,810,408)      $(10,747,405)       $(43,768,921)
 Adjustments to reconcile net loss to net cash used
  in operating activities--
  Depreciation and amortization.......................................          105,439          1,066,815           2,129,703
  Provision for returns and doubtful accounts.........................           12,000             65,000             222,991
  Common stock issued in settlement of a dispute......................        1,024,030                 --                  --
  Services contributed by the founders................................          117,834                 --                  --
 Increase in operating assets and liabilities--
  Accounts receivable.................................................          (86,310)          (258,974)           (733,172)
  Prepaid expenses and other..........................................          (34,487)        (2,401,794)         (3,676,843)
  Accounts payable....................................................          326,296          8,545,748           1,246,991
  Accrued expenses....................................................           68,139            450,096           3,876,102
  Deferred revenue....................................................          161,155             22,359              20,153
  Deferred rent liability.............................................               --             56,717             301,336
                                                                            -----------       ------------        ------------
   Net cash used in operating activities..............................         (116,312)        (3,201,438)        (40,381,660)
                                                                            -----------       ------------        ------------
INVESTING ACTIVITIES:
 Purchases of short-term investments..................................         (245,641)        (1,005,501)                 --
 Sales and maturities of short-term investments.......................               --            248,097           1,003,045
 Purchases of property and equipment..................................         (198,985)          (912,560)         (4,407,477)
 Acquisition of a business............................................               --                 --            (423,694)
                                                                            -----------       ------------        ------------
   Net cash used in investing activities..............................         (444,626)        (1,669,964)         (3,828,126)
                                                                            -----------       ------------        ------------
FINANCING ACTIVITIES:
 Borrowings on term loans payable.....................................               --            218,563                  --
 Payments on term loans payable.......................................               --            (28,179)            (54,194)
 Borrowings on notes payable..........................................          200,000                 --                  --
 Payments on notes payable............................................         (100,000)          (200,000)                 --
 Proceeds from sale of common stock and warrants......................        1,200,000                 --                  --
 Proceeds from issuance (repayment) of Series A Notes and
  warrants............................................................               --          5,602,706          (5,777,500)
 Proceeds from sale of preferred stock................................               --          9,252,491                  --
 Proceeds from advances due to related parties........................            6,341                 --                  --
 Payments on capitalized lease obligations............................          (13,350)           (64,043)           (438,843)
 Proceeds from issuance of common stock, net..........................               --                 --          88,550,906
 Proceeds from warrants exercised.....................................               --                 --              59,890
 Proceeds from options exercised......................................               --                 --             224,896
                                                                            -----------       ------------        ------------
   Net cash provided by financing activities..........................        1,292,991         14,781,538          82,565,155
                                                                            -----------       ------------        ------------
INCREASE IN CASH AND CASH EQUIVALENTS.................................          732,053          9,910,136          38,355,369
CASH AND CASH EQUIVALENTS, BEGINNING OF

 YEAR.................................................................           43,812            775,865          10,686,001
                                                                            -----------       ------------        ------------
CASH AND CASH EQUIVALENTS, END OF YEAR................................      $   775,865       $ 10,686,001        $ 49,041,370
                                                                            ===========       ============        ============


        The accompanying notes are an integral part of these statements.

                          CDNOW, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  THE COMPANY

CDnow, Inc. and Subsidiaries (the "Company") is an online retailer of compact discs ("CDs") and other music-related products. The Company's revenues are almost entirely derived from the sale of pre-recorded music and music-related products. The Company contracts with outside vendors for fulfillment services to deliver its products to customers and therefore maintains no inventories.

Since inception (February 12, 1994), the Company has incurred significant losses, and as of December 31, 1998 had accumulated losses of $56.6 million. For the years ended December 31, 1997, and 1998 the Company's net losses were $10.7 million and $43.8 million, respectively. The Company intends to invest heavily in marketing and promotion, strategic alliances, Web site development and technology, and development of its administration organization. As a result, the Company believes that it will incur substantial operating losses for the foreseeable future. Because the Company has relatively low product gross margins, achieving profitability given planned investment levels depends upon the Company's ability to generate and sustain substantially increased revenue levels. There can be no assurance that the Company will be able to generate sufficient revenues to achieve or sustain profitability in the future. However, the Company believes that its current cash and cash equivalents will be sufficient to sustain its operations through December 31, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

On October 23, 1998, the Company and N2K, Inc. ("N2K") issued a joint press release announcing the execution of a definitive merger agreement. N2K is an online retailer of CDs and other music related products. The merger will be effected through the formation of a new publicly traded company, initially to be called CDnow/N2K, Inc. ("Newco"). The agreement provides for each existing Company shareholder to receive one share of common stock in Newco for each Company share owned by such party and for each existing N2K stockholder to receive 0.83 shares of common stock in Newco for each N2K share owned by such party. The consummation of the merger is subject to many conditions, including obtaining shareholder approval, and no assurance can be given that the merger will be consummated.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Net Loss Per Common Share

The Company has presented net loss per common share pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" and the Securities and Exchange Commission Staff Accounting Bulletin No. 98.

Basic loss per common share was computed by dividing net loss applicable to common shareholders by the weighted average number of shares of Common Stock outstanding. Diluted loss per common share has not been presented, since the impact on loss per share using the treasury stock method is anti-dilutive due to the Company's losses.

Cash and Cash Equivalents

Cash equivalents are carried at cost plus accrued interest, which approximates fair value. The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents. Cash equivalents of $10,005,132, and $49,041,370 at December 31, 1997 and 1998, respectively, included money market funds, government mortgage-backed bonds and highly rated corporate securities.

Short-Term Investments

At December 31, 1997, short-term investments represented government mortgage-backed bonds maturing in less than a year and each was classified as available-for-sale. Pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. At December 31, 1997, amortized cost approximated fair value and unrealized gains and losses were immaterial. Gross unrealized holding gains and losses were immaterial in 1996 and 1997. The gross proceeds from sales and maturities of short-term investments were $248,097 and $1,003,045 in 1997 and 1998, respectively. No short-term investments were sold or matured prior to 1997. Gross realized gains and losses were immaterial. For the purpose of determining gross realized gains and losses, the cost of the securities sold is based upon specific identification.

Prepaid Expenses

At December 31, 1997 prepaid expenses included $87,397 of net deferred financing costs related to the Series A Notes (see Note 6). Amortization of deferred financing costs was $87,397 in 1997 and $87,397 in 1998 and is included in interest expense. Prepaid expenses included $2,000,000 and $7,278,116 at December 31, 1997 and 1998, respectively, related to linking agreements and strategic alliances (see Note 10). At December 31, 1998, Other Assets included $2,208,036 related to linking agreements and strategic alliances.

The Company follows the American Institute of Certified Public Accountants Statement of Position 93-7 "Reporting for Advertising Costs" ("SOP 93-7") to account for its linking agreements. Under SOP 93-7, the Company amortizes the costs associated with its linking agreements over the contract terms, with the amortization method primarily based on the rate of delivery of a guaranteed number of impressions to be received during the contract term. To the extent additional payments are required to be made based on factors such as click-throughs and new customers generated, such payments will be charged to expense as incurred.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets or the lease term, whichever is shorter.

Internally Developed Systems and Software

The costs to develop internal systems and software, primarily payroll and related expenses for development and design of software, have been charged to expense as incurred.

Revenue Recognition

Net sales, which consist primarily of recorded music sold via the Internet, include shipping and handling charged to customers and are recognized when the products are shipped. The Company records a reserve for estimated returns, which is based on historical return rates.

Operating and Development

Operating and development expense consists primarily of payroll and related expenses for store management, design, development and network operations personnel, systems and telecommunications infrastructure and royalties paid by CDnow on CD sales in return for licensing of ratings, reviews, sound samples and other information.

Sales and Marketing

Advertising costs are included in sales and marketing expenses and are charged to expense as incurred. Such costs were $61,432, $6,834,000, and $33,703,301 for the years ended December 31, 1996, 1997 and 1998, respectively. The Company gives merchandise credit to the providers of various small Web sites through its Cosmic Credit Program. Expenses related to this program are included in sales and marketing expenses. The Company estimates the amount of unused credits and includes this amount in accrued expenses.

Gift Certificates and Coupons

Gift certificates are included in deferred revenues in the accompanying balance sheets and are recognized as net sales when they are redeemed. The Company estimates the amount of outstanding coupons which will be redeemed and includes that amount in accrued expenses. This accrual is immaterial for all periods presented. Coupon expense is included in sales and marketing expenses.

Supplemental Cash Flow Information

The Company paid interest of $19,467, $284,565 and $636,458 for the years ended December 31, 1996, 1997, and 1998, respectively. In addition, the Company incurred $126,954, $1,070,290, and $1,742,266 in capitalized lease obligations for the years ended December 31, 1996 and 1997, and 1998, respectively. In 1996 the Company issued 41,244 shares of common stock to retire $81,923 of advances due to a related party (see Note 9).

Recapitalization

In April 1996, the Company amended its Articles of Incorporation to effect a 10,000-for-1 split of its common shares and to change the number of authorized common shares to 5,000,000. In July 1997, the Company amended its Articles of Incorporation to effect a 4-for-1 split of its common shares, to change the number of authorized common shares to 50,000,000, and to authorize 20,000,000 shares of preferred stock. In January 1998, the Company amended its Articles of Incorporation to effect a 1.5-for-1 split of its common shares. All references in the consolidated financial statements to the number of shares and to per share amounts have been retroactively restated to reflect all of these changes.

Comprehensive Income

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company has adopted SFAS 130 in the first quarter of 1998. The Company has had no other comprehensive income items to report.

Public Offerings

On February 13, 1998 the Company consummated an initial public offering of its Common Stock (the "Initial Public Offering"). The company sold 4,561,250 shares of its common stock, no par value, at an initial public offering price of $16.00 per share. After deducting the underwriters' discount and other offering expenses, the net proceeds to the company were approximately $67,077,862.

On July 28, 1998 the Company consummated a secondary public offering of its Common Stock (the "Secondary Offering"). The company sold 1,250,000 shares of its common stock, no par value, at a public offering price of $18.50 per share. After deducting the underwriters' discount and other offering expenses, the net proceeds to the company were $21,473,044.

Recently Issued Accounting Pronouncements

In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"). This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. Management has prepared these financial statements in accordance with SFAS 131.

In June 1998, the FASB issues SFAS No. 133," Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statements establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contacts and for hedging activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes that SFAS 133 will have no impact on the Company's consolidated financial statements.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. Management has not determined the impact, if any, the adoption of SOP 98-1 will have on the Company.

Reclassifications

The statement of operations for 1996 and 1997 have been reclassified to conform with the presentation of 1998.

Beginning in 1998, the Company determined to include royalties paid on CD sales in return for licensing of ratings, reviews, sound samples and other information ("Information Royalties") in operating and development expenses rather than in cost of sales, as was previously the case. This change was made based on Management's determination that including Information Royalties in operating and development expense was more consistent with the treatment of such expenses by retailers generally. The financial information for periods prior to 1998 has been restated to reflect this change. Information Royalties were $146,200, $225,737, and $469,770 during the years ended December 31, 1996, 1997 and 1998, respectively.

During 1998, the Company determined to include credit card processing fees ("Credit Card Fees") in sales and marketing expenses rather than in cost of sales, as was previously the case. This change was made based on Management's determination that including Credit Card Fees in sales and marketing expense was more consistent with the treatment of such expenses by retailers generally. The financial information for periods prior to 1998 has been restated to reflect this change. Credit Card Fees were $143,702, $468,255, and $1,451,324 during the years ended December 31, 1996, 1997 and 1998, respectively.

3.  RISKS AND UNCERTAINTIES

The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, dependence on key personnel, uncertain growth of online commerce, reliance on suppliers of entertainment products, government regulation, online commerce security risks, substantial competition, reliance on certain vendors, risk of system failure, absence of redundant facilities, risks associated with the Year 2000, and capacity constraints.

Dependence on Suppliers

The Company's primary provider of order fulfillment for recorded music titles is Valley Media, Inc. ("Valley"). The Company has no fulfillment operation or facility of its own and, accordingly, is dependent upon maintaining its existing relationship with Valley or establishing a new fulfillment relationship with another fulfillment operation. There can be no assurance that the Company will maintain its relationship with Valley beyond the term of its existing two year agreement, which expires in June 1999, or that it will be able to find an alternative, comparable vendor capable of providing fulfillment services on terms satisfactory to the Company should its relationship with Valley terminate. Valley accounted for 76%, 81%, and 85% of the cost of sales for the years ended December 31, 1996, 1997 and 1998, respectively. Additionally, in 1996 the Company purchased all of its imported music titles from another vendor. This vendor accounted for 14% of the cost of sales in 1996. The Company replaced this vendor during the year ended December 31, 1997 and neither the current nor the former import vendor accounted for more than 10% of cost of sales in the years ended December 31, 1997 and 1998.

International Sales

The Company derived 40%, 29%, and 21% of revenues for the years ended December 31, 1996, 1997, and 1998, respectively, from customers outside the United States. All international sales are paid in U.S. dollars.

4.  PROPERTY AND EQUIPMENT

                                                                                                  December 31,
                                                                             Useful Life/  --------------------------
                                                                              Lease Term       1997          1998
                                                                             ------------  ------------  ------------
  Computers and equipment................................................      3 years      $2,090,144   $ 6,910,547
  Office furniture and equipment and leasehold improvements..............      5 years         397,930     1,782,185
                                                                                            ----------   -----------
                                                                                             2,488,074     8,692,732
  Less--Accumulated depreciation and amortization........................                     (603,778)   (2,048,737)
                                                                                           -----------   -----------
                                                                                            $1,884,296   $ 6,643,995
                                                                                            ==========   ===========

Depreciation and amortization expense for the years ended 1996, 1997 and 1998 was $105,439, $460,589, and $1,506,828 respectively. Total property and equipment under capital leases at December 31, 1997 and 1998 was $1,217,130 and $2,959,396 less accumulated amortization of $252,988, and $949,076 respectively.

5.  INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

From inception (February 12, 1994) until April 25, 1995, the Company operated as an unincorporated entity. From April 25, 1995 until December 5, 1996, the Company was incorporated and elected to be taxed under Subchapter S of the Internal Revenue Code. As a result, the Company was not subject to federal or state income taxes, and the taxable loss of the Company was included in the shareholders' individual tax returns. On December 6, 1996, the Company terminated its status as an S corporation and is now subject to federal and state income taxes.

At December 31, 1998, the Company had a net operating loss carryforward for federal income tax purposes of approximately $53,000,000. The net operating loss carryforward will begin to expire in 2011.

The Company's utilization of its loss carryforward will be limited pursuant to the Tax Reform Act of 1986, due to cumulative changes in ownership in excess of 50%.

The approximate income tax effect of each type of temporary difference and the loss carryforward is as follows:

                                                                                  December 31,
                                                                      ------------------------------------
                                                                            1997               1998
                                                                      -----------------  -----------------
   Accruals and reserves not currently deductible...................       $   198,772       $    409,407
   Benefit of net operating loss carryforward.......................         3,584,327         18,126,168
   Development expenses not currently deductible....................           142,278            124,493
   Deferred revenues................................................            64,078            420,144
   Other............................................................          (132,095)          (315,425)
                                                                      ----------------   ----------------
                                                                             3,857,360         18,764,787
   Valuation allowance..............................................        (3,857,360)       (18,764,787)
                                                                      ----------------   ----------------
                                                                           $         -       $          -
                                                                      ================   ================

Due to the Company's history of operating losses the realization of the deferred tax asset is uncertain. The Company has, therefore, provided a full valuation allowance against the deferred tax asset.

6.  DEBT

On December 31, 1995, the Company issued a note for $100,000 to a private investor who at the time was also a member of the Company's Board of Directors. The note plus accrued interest of 10% was repaid on December 31, 1996.

From November 16, 1996 through January 31, 1997, the Company received short-term loans of $250,000 from certain unrelated investors. The investors received warrants as part of the consideration for the loans (see Note 8). These loans bore interest at 6% per year. On May 15, 1997, the Company repaid $110,000 of the loans and, on July 16, 1997, the remaining unpaid balance plus accrued interest was paid.

In 1997, the Company obtained three term loans from a bank for an aggregate of $218,563. The proceeds from the loans were used to purchase equipment, which equipment collateralizes the loans. The two founders of the Company personally guaranteed the loans. The loans bear interest at rates ranging from 8.0% to 9.0% and are repayable in installments over 36 to 48 months. Annual principal repayments are $62,296 in 1999, $48,833 in 2000 and $25,061 in 2001.

In November 1997, the Company sold $5,777,500 of Series A Convertible Notes (Series A Notes) to certain investors, including $1,000,000 to an existing shareholder. The notes bore interest at an annual rate of 12% and were due upon consummation of the Initial Public Offering. In connection with the sale of the Series A Notes, the Company issued warrants to these investors. The warrants allow the investors to purchase 48,550 shares of common stock at an exercise price of $11.90 per share. The warrants were valued using the Black-Scholes model, and the Series A Notes were recorded net of the value of $404,425 assigned to the warrants. The notes were amortized to their face amount over their estimated term, with $202,213 of amortization included in interest expense for the year ended December 31, 1997 and $202,212 in the year ended December 31, 1998. The notes were repaid in February 1998.

7.  DISPUTE SETTLEMENT

In May 1995, MILO Productions, Inc. ("MILO"), which was owned by the Company's then shareholders, entered into a partnership with MBL Entertainment, Inc. ("MBL") called Music Now. In December 1995, MBL, an investor and the Company's then shareholders entered into nonbinding discussions for the purpose of creating a new company ("NewCo") which would merge with Music Now. These discussions contemplated, among other things, that the private investor would make a significant cash investment in, and the Company's then shareholders would contribute all of the outstanding capital stock of both MILO and the Company, to NewCo. The parties abandoned these discussions in August 1996, and MBL and the private investor subsequently instituted a legal action against the Company, MILO and the Company's then shareholders. On December 6, 1996, the Company and all parties involved in this dispute negotiated a settlement pursuant to which
(i) the private investor made an investment in the Company (see Note 8) and (ii) the shareholders of MBL were issued an aggregate of 882,606 shares of common stock. The shares issued to the shareholders of MBL were valued at $1,024,030 based on the sale of common stock to the investor, which valued the common stock at $1.16 per share (see Note 8), with the related charge recorded as an expense in the accompanying statement of operations for the year ended December 31, 1996. At the time of the settlement, MBL and Music Now were inactive and had no assets or liabilities.

8.  REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

Common Stock

In December 1996, the Company sold to an investor 921,834 shares of common stock and a warrant to purchase an additional 871,710 common shares at $1.15 per share, for aggregate consideration of $1,200,000. Using the Black-Scholes model, the warrants were valued at $130,750. The remaining amount of the proceeds of $1,069,250 was allocated to common stock, resulting in a value per share of $1.16. The investor received the right to appoint two members of the Company's Board of Directors, each having one-half vote. This right terminated upon the consummation of the Company's Initial Public Offering. The investor, who was a director of the Company, exercised the warrant upon consummation of the Initial Public Offering, by tendering to the Company 62,473 shares received upon exercise to satisfy the $999,561 exercise price. This cashless exercise resulted in 809,237 net shares of common stock being received by the investor.

Preferred Stock

As of December 31, 1997, the Company had 20,000,000 shares of preferred stock authorized, of which 254,582 were designated, issued and outstanding as no par value Redeemable Series A Convertible Preferred Stock ("Series A Preferred") and 1,605,505 were designated, issued and outstanding as no par value Redeemable Series B Convertible Preferred Stock ("Series B Preferred"). The Series A Preferred was sold to an investor in July 1997 for $4.91 per share, resulting in proceeds to the Company of $1,152,186, net of expenses. The Series B Preferred was sold to investors in August 1997 for $5.45 per share, resulting in proceeds to the Company of $8,100,305, net of expenses.

Each share of Series A and B Preferred converted into shares of the Company's common stock upon the consummation of the Initial Public Offering in February 1998, on a 1.5-for-1 basis.

The Series A and B Preferred were being accreted to their redemption values for accounting purposes. The holders of Series A and B Preferred were entitled to receive cumulative dividends of 8% per share per year, when and if declared by the Company.

Equity Compensation Plan

On June 1, 1996, the Company adopted the Equity Compensation Plan (the "Plan"). Under the Plan, incentive and nonqualified stock options, restricted stock and stock appreciation rights may be granted to employees, officers, employee directors and independent contractors and consultants. An aggregate of 1,600,000 shares of common stock have been reserved for issuance under the Plan. No stock options, restricted stock or stock appreciation rights were granted in 1996.

Information relative to the Plan is as follows:

                                                                                                              Weighted
                                                                                                               Average
                                                                               Range of         Aggregate     Exercise
                                                                Shares      Exercise Prices  Exercise Price     Price
                                                             -------------  ---------------  ---------------  ---------
Outstanding January 1, 1997...............................             --                --              --          --
Granted...................................................        721,914     $1.33-$ 10.00     $ 2,157,680      $ 2.99
                                                                ---------     -------------     -----------      ------
Outstanding December 31, 1997.............................        721,914     $1.33-$ 10.00       2,157,680      $ 2.99
Granted...................................................        454,891     $8.50-$ 35.50       9,539,892      $20.97
Exercised.................................................       (100,557)    $ 1.33-$ 3.00        (224,896)     $ 2.24
Cancelled.................................................        (32,518)    $1.33-$ 19.50        (237,566)     $ 7.31
                                                                ---------     -------------     -----------      ------
Outstanding December 31, 1998.............................      1,043,730     $1.33-$ 35.50     $11,235,110      $10.76
                                                                =========     =============     ===========      ======

As of December 31, 1998, there were options to purchase 230,219 shares of common stock exercisable with a weighted average exercise price of $2.69 per share. In addition, as of December 31, 1998, there were options to purchase 455,713 shares of common stock available for grant under the Plan.

The Company accounts for its option grants under APB Opinion No. 25 and related interpretations. Accordingly, compensation has been recorded for the Plan based on the intrinsic value of the stock option at the date of grant (i.e., the difference between the exercise price and the fair value of the Company's stock). Compensation, if any, is deferred and recorded as expense over the vesting period. For the year ended December 31, 1997, deferred compensation of $751,392 was recorded for options granted, of which $316,616 and $217,863 was charged to compensation expense for the year ended December 31, 1997 and 1998 respectively.

In 1995, the FASB issued SFAS No. 123 "Accounting for Stock Based Compensation" (SFAS 123). SFAS 123 establishes a fair value based method of accounting for stock-based compensation plans.

This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. SFAS 123 requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for the plan. Had the Company recognized compensation cost for its stock option plan consistent with the provisions of SFAS 123, the Company's pro forma net loss and net loss per common share for the years ended December 31, 1997 and 1998 would have been as follows:

                                                     Year Ended          Year Ended
                                                    December 31,        December 31,
                                                        1997                1998
                                                   ----------------  ------------------
Net loss applicable to common shareholders:
As reported                                           $(11,157,508)       $(43,884,463)
                                                      ============        ============
Pro forma                                             $(11,265,003)       $(45,080,868)
                                                      ============        ============
Net loss per common share:
As reported                                           $      (1.42)       $      (2.79)
                                                      ============        ============
Pro forma                                             $      (1.45)       $      (2.88)
                                                      ============        ============

The weighted average fair value of the stock options granted during the years ended December 31, 1997 and 1998 was $2.63 and $14.53, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions: risk free interest rates ranging from 5.9% to 6.8% based on the rates in effect on the date of grant, a volatility of 60% for options granted subsequent to the filing date of the Company's registration statement, no expected dividend yield, and an expected life of eight years for the options.

Warrants

In August 1997, the Company issued warrants to purchase 121,560 shares of Series B Preferred at an exercise price of $5.45 per share in connection with the Series B Preferred financing. The warrants were issued to one of the investors in the Series B Preferred and to the agent who represented the Company in that financing. These warrants expire in August 2002. Upon the closing of the Initial Public Offering, the warrants converted to warrants to purchase 182,341 shares of common stock at $3.63 per share. Using the Black-Scholes model, the warrants were valued at $170,000. This amount was recorded as a reduction in the carrying value of the preferred stock and was amortized and included in the accretion to the redemption value of the preferred stock recorded in each period.

As consideration for certain loans, the lenders received warrants to purchase 59,997 and 76,365 shares of common stock at a price of $1.83 per share until May 16, 1998 and July 16, 1998, respectively (see Note 6). Based on the warrants' 18-month term and exercise price, the Black-Scholes model calculated a minimal value for the warrants.

Information relative to warrants follows:

                                                                                                              Grant Date
                                                                            Shares        Exercise Price      Fair Value
                                                                        --------------  -------------------  ------------
Outstanding warrants, January 1, 1996.................................             --                    --
Warrants granted to investor (see Note 6).............................        871,710         $        1.83    $  130,750
Warrants granted to lenders...........................................         59,997         $        1.83            --
                                                                           ----------         -------------
Outstanding warrants, December 31, 1996...............................        931,707         $        1.83
Warrants granted to lenders...........................................         76,365         $        1.83            --
Warrants granted to holders of Series B Preferred Stock...............        182,341         $        3.63    $  170,000
Warrants granted to Series A Note Holders (See Note 6)................         48,550         $11.90-$16.00    $  404,425
                                                                           ----------         -------------
Outstanding warrants, December 31, 1997...............................      1,238,963         $ 1.83-$16.00
Warrants exercised including 1,138,565 shares on a cashless basis.....     (1,171,292)        $ 1.83-$11.90
Warrants granted to MTV Networks (see Note 10)........................        226,892         $       23.28    $3,000,000
                                                                           ----------         -------------
Outstanding warrants, December 31, 1998...............................        294,563         $ 3.63-$23.28
                                                                           ==========         =============

9.  RELATED-PARTY TRANSACTIONS

Additional paid-in capital represents the deemed fair value of services contributed to the Company by the founders in 1994, 1995 and 1996. During this period, one of the founders served as President and the other was responsible for the development of the Company's system architecture and transactions systems. In 1994 and 1995, the founders were paid no compensation and in 1996 the founders' compensation was below market. The fair value of services contributed by the founders was determined by the Company's Board of Directors. In determining the value, the Board considered the founders' level of experience, position in the Company, the compensation level of other employees, the Company's financial resources and the status of the Company's development.

The Company had a $3,261 advance due to a founder at December 31, 1996 and 1997. This advance was repaid in 1998. At December 31, 1995 the Company had advances due to a founder and his father of $4,103 and $74,740, respectively. During 1996, the father advanced additional funds to the Company and, on August 16, 1996, in consideration of the cancellation of $81,923 debt due to the father, the Company issued 41,244 shares of the Company's common stock. The exchange ratio used to convert the debt into shares of common stock was negotiated between the founders and their father and cannot be considered arms-length.

10.  COMMITMENTS AND CONTINGENCIES

Marketing Agreements and Strategic Alliances

Yahoo! Agreement. On September 2, 1998, the Company entered into a global merchant agreement with Yahoo! Inc. (the "Yahoo! Agreement"), extending and expanding upon earlier agreements with Yahoo! of August 1997 and March 1998. Under the Yahoo! Agreement: (i) the Company continues to be granted music-retail exclusivity on music-related search-results pages on Yahoo!'s main directory, www.yahoo.com, (ii) is integrated into other areas of the Yahoo! Service, including Yahoo! Mail and (iii) becomes the premier music retailer on many of Yahoo!'s international sites. The term of the Yahoo! Agreement ends on December 31, 2000, except for presence on the international sites, which ends in March, 2000. The Company may terminate the Yahoo! Agreement earlier upon payment of a specified termination fee. Coincident with the Yahoo! Agreement, Yahoo! agreed to purchase up to $2 million in newly-issued common shares of the Company at market price, of which $1 million was invested in September 1998, and the remainder is to be invested on December 31, 1999.

Excite Agreement. On September 30, 1997, the Company entered into an agreement with Excite, Inc. (the "Excite Agreement"), pursuant to which the Company became the exclusive retail music store sponsor of the Webcrawler.com Web site. The Excite Agreement requires the Company to pay Excite a set-up fee, an annual exclusivity fee and an annual sponsorship fee for ongoing programming, links, placements, advertisements and promotions. The Excite Agreement will expire in October 2000.

Lycos Agreement. On March 26, 1998, the Company entered into an agreement with Lycos, Inc. (the "Lycos Agreement"), pursuant to which the Company became the exclusive retail music store sponsor of the www.lycos.com and www.tripod.com Web sites. The Lycos Agreement has a term of three years and will expire in August 2001. The Company has issued 82,220 shares (the "Lycos Shares") of common stock to Lycos. The Lycos Shares vest as Lycos delivers certain required minimum page views, as defined in the Lycos Agreement. The Company has the right to repurchase any of the Lycos shares that do not become vested at a price of $0.01 per share. The Company will measure the stock granted as it vests. If Lycos is unable to deliver a number of guaranteed minimum impressions, some of the Lycos shares may not vest.

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

Other Agreements.

The Company also has committed to make payments under advertising and linking agreements with Rolling Stone Network, America Online with respect to the Love@AOL service, GeoCities and with certain other parties.

The Company is required to pay aggregate minimum fixed fees of $24.2 million, $24.3 million and $7.2 million during the years ending December 31, 1999, 2000 and 2001, respectively, under the Company's marketing agreements and strategic alliances.

The Company expects to amortize the costs associated with its marketing agreements and strategic alliances over the contract terms, with the amortization method primarily based on the rate of delivery of a guaranteed number of impressions to be received during the contract term.

Many of the Company's agreements, including the Yahoo!, Excite, Lycos and Lycos Bertelsmann Agreements, contain provisions which may require additional payments to be made by the Company based on factors such as click-throughs and new customers generated. To date, the amount of such payments has not been material. Such payments are charged to expense as incurred. The Company will continue to evaluate the realizability of assets recorded, if any, related to the Yahoo!, Excite, Lycos, Lycos Bertelsmann and other agreements, and, if necessary, write down the assets to realizable value.

Leases

The Company has entered into various noncancelable operating and capital leases for office space, telephones and other equipment. Future minimum lease payments under operating and capital leases as of December 31, 1998 are as follows:

                                                           Operating           CAPITAL
                                                       -----------------  ------------------
1999                                                   $       1,210,036  $       1,038,447
2000                                                           1,456,776            973,580
2001                                                           1,457,769            540,363
2002                                                           1,391,037            115,757
2003                                                           1,257,384            115,757
2004 and thereafter                                            2,627,616            231,514
                                                       -----------------  ------------------
Total minimum lease payments                           $       9,400,618          3,015,418
                                                       =================
Less--Amount representing interest                                                 (578,673)
                                                                          ------------------
Present value of minimum capitalized lease payments                       $       2,436,745
                                                                          ==================

Rent expense under operating leases was $16,905, $207,724, and $676,153 for the years ended 1996, 1997 and 1998, respectively.

Legal Actions

From time-to-time, the Company is involved in litigation relating to claims arising out of its ordinary course of business. The Company believes that there are no claims or actions pending or threatened against the Company, the ultimate disposition of which, would have a materially adverse effect on the Company.

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CDNOW, INC.
                               (Registrant)

Dated:  March 16, 1999

                              By: /s/ Jason Olim
                                  ---------------------------------
                                  Jason Olim
                                  Chairman, President and Chief
                                  Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                     Title                                      Date
         ---------                                     -----                                      ----

/s/ Jason Olim                                Chairman, President, Chief                       March 16, 1999
--------------------------
Jason Olim                                    Executive Officer and Director
                                              (principal executive officer)

/s/ Joel Sussman                              Vice President and Chief Financial Officer       March 16, 1999
--------------------------
Sussman                                       (principal financial and accounting officer)

/s/ Matthew Olim                              Technical Lead, Secretary, Treasurer and         March 16, 1999
--------------------------
Matthew Olim                                  Director

/s/ Patrick Kerins                            Director                                         March 16, 1999
--------------------------
Patrick Kerins

/s/ John Regan                                Director                                         March 16, 1999
--------------------------
John Regan

                                 EXHIBIT INDEX


Exhibit No.         Description
----------          -----------

  21                List of Subsidiaries
  23                Consent of Independent Public Accountants
  27                Financial Data Schedule